Form 10-K
period 1993-12-31
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1994-03-30
CIK 795879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993
OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-6678



UNION SQUARE HOTEL PARTNERS LIMITED PARTNERSHIP (formerly Shearson Union Square Associates Limited Partnership)Exact name of registrant as specified in its charter

State or other jurisdiction of incorporation		Delaware

I.R.S. Employer Identification No.			13-3389008

Address of principal executive offices  		388 Greenwich Street
							New York, New York

Zip Code						10013

Registrant's telephone number, including area code: (212) 464-2465

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


DEPOSITARY UNITS OF LIMITED PARTNERSHIP INTEREST
Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   (x)

Documents Incorporated by Reference:  See Exhibit Index on Page 8.

PART I


Item 1.  Business

(a) General Development of Business.

Union Square Hotel Partners L.P. (the "Partnership), formerly Shearson Union Square Associates L.P. (see Item 10. "Certain Matters Involving Affiliates"), is a Delaware limited partnership formed in June 1986. The general partner of the Partnership is Union Square/GP Corp., (the "General Partner"), formerly Shearson Union Square/GP Corp. (see Item 10. "Certain Matters Involving Affiliates"), a Delaware corporation and wholly-owned subsidiary of Lehman Brothers Group, Inc., formerly Shearson Lehman Brothers Group, Inc., and an affiliate of Lehman Brothers Inc., formerly Shearson Lehman Brothers Inc. (see
Item 10. "Certain Matters Involving Affiliates"). The Partnership was formed to acquire the Hyatt on Union Square (the "Property" or "Hotel") located in San Francisco, California and operated under a long-term lease (the "Operating Lease") by California Hyatt Corporation ("California Hyatt"), a subsidiary of Hyatt Corporation ("Hyatt"). The Hotel was renamed the Grand Hyatt San Francisco on February 1, 1990. See Note 3 to the Financial Statements contained herein at Item 8 for additional information concerning the Hotel and the Operating Lease.

Between September 24, 1986, the date of the initial closing, and March 26, 1987, the date of the final closing, 7,174,100 depositary units of limited partnership interest ("Units", holders of Units are herein referred to as "Unitholders") were issued. The net proceeds of the offering, after payment of offering and organization costs and acquisition fees aggregated $67,650,091.

The Partnership commenced operation on August 29, 1986 with the acquisition of the Hotel for a purchase price of $127,727,472. The purchase price, related costs and establishment of initial reserve accounts were funded by the issuance of (1) a first mortgage loan (the "Mortgage Loan") for $70,000,000; (2) a loan payable secured by a second mortgage on the Hotel (the "Loan Payable") for $13,325,000; and (3) a note payable (the "Note Payable") for $55,000,000. The Note Payable was issued by an affiliate of the General Partner to enable the Partnership to consummate the purchase of the Hotel and was repaid in full on January 13, 1987 from the proceeds of the offering.

Renovation Plan. During 1988, the Partnership and California Hyatt mutually agreed upon a renovation program (the "Renovation Plan") which was to be effected for a cost not expected to exceed $20,000,000. During 1989 and early 1990, the Renovation Plan was completed. The Hotel was renamed The Grand Hyatt San Francisco and reopened on February 1, 1990. The total amount expended toward the Renovation Plan was $20,676,768, of which $1,886,383 came from the FF&E Reserve Fund, $1,874,379 was the California Hyatt's contribution and $16,916,006 was funded by the Partnership. For information regarding the financing of the Renovation Plan, please refer to Note 3 to the Financial Statements contained herein at Item 8.

The Restructuring. Due to the funding of the Renovation Plan and the downturn in operating results of the Hotel, the Partnership has experienced decreasing levels of liquidity. As a result, the Partnership was not able to meet its January 2, 1992 debt-service payment with respect to the Mortgage Loan or the December 31, 1991 repayment of an unsecured note due to the Mortgage Lender with respect to the Renovation Plan (the "Unsecured Note"). Following the Partnership's receipt of a notice of default (the "Default Notice") and the acceleration of the Partnership's debt obligations, the Partnership consummated a restructuring of its financing and property leasing arrangements (the "Restructuring"). See Note 4 to the Financial Statements which is incorporated herein by reference thereto for information concerning the terms of the Restructuring.

(b) Financial Information About Industry Segments.

The Partnership's sole business is to own and lease the Hotel that is operated by California Hyatt, under the Operating Lease. All of the Partnership's revenues and assets relate solely to such industry segment.

(c) Narrative Description of Business.

The Partnership's principal objectives were to (i) provide quarterly cash distributions, a portion of which were anticipated to be non-taxable due to depreciation deductions, (ii) preserve and protect capital and (iii) achieve long-term appreciation in the value of the Property for distribution upon sale. Due to the poor economic conditions in the hospitality industry and the resulting decline in the Hotel's operations, objective (i) has not been achieved and it is unlikely that objectives (ii) and (iii) can be achieved.

Competition.

The Hotel operates in a highly competitive market. The Partnership has identified 21 existing first-class and luxury properties with a total of approximately 12,885 guest rooms which are competitive with the Hotel.

The Westin St. Francis, the Hyatt Regency, the Fairmont Hotel, the Ritz Carlton and the Sheraton Palace with a total of 3,485 guest rooms are considered by the Partnership to be primary competitors. These hotels are considered primary competitors due to their size, meeting facilities and market mix relative to the Hotel. The remaining sixteen properties, with a total of approximately 9,400 rooms, are secondary competitors which compete with the Hotel to a lesser degree.

Eight hotels, the Ritz Carlton, the Sheraton Palace, the Mandarin Hotel, the Pan Pacific Hotel (formerly the Portman Hotel), the Nikko Hotel, the Park Hyatt, the San Francisco Marriott and the Hyatt Fisherman's Wharf opened after the Partnership commenced operations. These hotels have a total of 4,110 rooms and compete in varying degrees with the Hotel. The continued introduction of new properties has exerted downward pressure on occupancy and room rates throughout the city.

Employees.

The Partnership's business is managed by the General Partner and the Partnership has no employees. The Hotel's staff are employees of California Hyatt.


Item 2.  The Property

The Hotel, which is located on Union Square at the center of San Francisco's downtown retail district, has 693 rooms, two restaurants, one lounge and 22,000 square feet of meeting and banquet facilities and four retail tenants. The 36-story Hotel encompasses approximately 660,000 total square feet on a 35,391 square foot site. It was built in 1973 and substantially refurbished in 1982 and 1989, at which time the Hotel was converted to a Grand Hyatt. See Note 3 to the Financial Statements incorporated herein by reference thereto for additional information regarding the Hotel.


Item 3.  Legal Proceedings

See Note 8 to the Financial Statements, incorporated herein by reference there to.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Unitholders for a vote during the fourth quarter of the Partnership's past fiscal year.

PART II

Item 5. Market for the Partnership's Limited Partnership interests and Security Holder Matters

(a) Market Information. The Partnership has issued no common stock. There is no established trading market for the units. The securities issued by the Partnership consist of units of Limited Partnership interest.

(b) Holders.  The number of Unitholders as of December 31, 1993 was 5,767.

(c) Dividends. Beginning with the second quarter of 1988, the General Partner has deferred payment of distributions and will not resume payment until such time as the Hotel's cash flow reaches a sufficient level in excess of its debt service. The terms of the First Mortgage Loan provide that at the time of any cash distribution, a cash flow to debt service ratio of not less than 1.2:1 must have been met or exceeded for the four most recently completed quarters and that cash available for debt service immediately after such distributions must be not less than $3,500,000.

As of the end of the prior fiscal year, the cash flow to debt service ratio was 0.61:1, and the Partnership's cash generated by property operations available for debt service was $4,123,417. This ratio is determined based on the contract rate of 9.699%.

Pursuant to the settlement of class actions against the Partnership and others (the "Settlement"), Shearson paid cash distributions to class member Limited Partners, in the amount of $.40 per Unit on February 12, 1993, $.30 per Unit on February 14, 1992 and $.10 per Unit on March 8, 1991. See Note 8 to the Financial Statements incorporated herein by reference thereto for additional information concerning the Settlement.

Item 6.  Selected Financial Data

                                          For the Years ending December 31,
                	  1993           1992           1991           1990    	     1989
Total Income     	  $  5,412,650   $  4,255,525   $ 2,841,245    $ 1,563,720   $ 4,617,803

Net Loss    		   (12,404,566)   (13,825,960)  (15,257,829)   (22,509,326)   (9,711,092)

Net Loss Per Unit (1)   	 (1.71)         (1.91)        (2.11)         (3.11)        (1.34)

Long-term obligations (2)  126,508,947    122,783,001   111,644,711    102,851,341    94,239,761

Total Assets               109,887,083    115,656,493   120,254,329    125,999,197   138,710,152

Cash Distributions
Per Unit (1)                       .00            .40 (3)       .30 (3)        .10 (3)       .00

(1) Based on 7,174,100 units outstanding.

(2) Accrued interest is not included in long-term obligations with the exception of interest accrued on the Loan Payable, which according to the original terms of this note, is not payable currently. Pursuant to the Restructuring, past due interest on the Mortgage Loan is being deferred and will be due and payable upon maturity of the Mortgage Loan. Accordingly, such deferred interest is included as a long-term obligation.

(3) Paid by Shearson pursuant to the Settlement.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's liquidity and capital resources have been substantially impacted by the funding of the Renovation Plan which was completed in January 1990 (the "Renovation Plan") and extensive borrowing subsequent to the initial offering. Combined with weak results from operations since 1989, these factors led to a default by the Partnership on its January 2, 1992 debt-service payment with respect to its $70 million first mortgage loan (the "Mortgage Loan").
This default created other defaults under the Partnership's subordinate financings. Effective June 30, 1992, a restructuring of the Partnership's indebtedness and property leasing arrangements was successfully executed resulting in the waiver or cure of each of the Partnership's defaults (the "Restructuring"). Please refer to Note 4 to the Financial Statements, which are incorporated herein by reference thereto for additional details regarding the Restructuring and the Mortgage Loan.

The Partnership made its minimum interest payment, due on July 2, 1993, as well as the quarterly debt service payment, due on January 2, 1994 to Bank of Nova Scotia, pursuant to the terms of the Restructuring. The next quarterly debt service payment is due on April 2, 1994, and the General Partner believes the Partnership's cash flow will be sufficient to make this payment. However, there can be no assurance that the cash flow will be sufficient to satisfy future minimum debt service payments as required by the restructuring plan.

On April 27, 1993, Lehman Brothers Inc. elected not to renew the Guaranty of the minimum pay rate under the restructured Mortgage Loan for the year commencing July 4, 1993. The General Partner believes that this decision does not reflect a change of position by Lehman Brothers Inc., rather only that they will evaluate the future need for additional funding on a quarterly basis. The General Partner anticipates the need for continued interest accruals and deferrals pursuant to the Restructuring to mitigate cash flow shortfalls for the foreseeable future, given the state of the economy generally and the hospitality industry in particular. However, if the Partnership continues to remit only the minimum debt service payments, interest will continue to accrue. This accrual of interest may affect the Partnership's ability to refinance and/or sell the hotel property at a price which enables the payment of the Partnership's restructured debt, including the accrued and deferred interest.

At December 31, 1993, the Partnership had cash, which is held in an interest bearing account, of $1,488,632 compared to $1,933,721 at December 31, 1992.
The decrease is the result of payments for interest and administrative expenses in excess of rental income.

California Hyatt is required to reimburse the Partnership $3,000,000 with respect to the installation of life safety systems at the Hotel (including sprinklers) and the abatement and/or removal of asbestos where necessary. The terms of this agreement require California Hyatt to make 36 monthly payments of principal plus interest beginning in January 1991, as a deduction from the Hotel's operating profit. The Partnership reduced building costs and established a receivable from California Hyatt in the amount of $600,000 at December 31, 1990, which represented management's estimate of the portion of such reimbursements in excess of normal lease payments otherwise anticipated to be received. As a result of the amendment to the Hotel lease, completed as part of the Restructuring, California Hyatt's effective commitment to reimburse the Partnership for the installation of life safety systems at the Hotel (including sprinklers) and the abatement and/or removal of asbestos where necessary, was reduced in 1992 by $187,500. Accordingly, this amount was added to the Partnership's cost of the life safety system. As a result of payments made during the year of 1993, Receivable - life safety system declined from $75,000 at December 31, 1992 to $6,287 at December 31, 1993.

Accounts payable and accrued expenses decreased to $44,718 at December 31, 1993 compared with $264,405 at December 31, 1992 primarily due to the payment of legal and other professional fee expenses incurred by the Partnership in 1992 with respect to the Restructuring. Accrued interest increased to $7,885,464 at December 31, 1993 compared with $4,701,486 at December 31, 1992, which is the net of accrued interest expense for the period less the minimum interest payments made on the Mortgage Loan. Deferred interest increased from $6,957,286 at December 31, 1992 to $7,452,135 at December 31, 1993 and Notes
and Loans - Affiliate increased from $41,903,137 at December 31, 1992 to $45,209,234 at December 31, 1993. These accounts have increased due to compounding of interest on the principal balances.

Due to the downturn in operating results of the Hotel, the General Partner suspended payment of cash distributions starting with the second quarter of 1988. However, a cash distribution in the amount of $.40 per unit, which represents the third and final distribution pursuant to the Settlement, was paid to class member Limited Partners on February 12, 1993. See Note 8 to the Financial Statements contained herein at Item 8. Future distributions will be dependent on the Partnership's cash flow from operations and will be restricted until such time as the Hotel's cash flow reaches a sufficient level in excess of its debt service as required under the terms of the restructured Mortgage Loan.

Results of Operations

1993 versus 1992

The Partnership's Hotel operates in an intensely competitive environment which had an adverse affect on the Partnership's rental income. Operations during the year ended December 31, 1993, while improved compared to 1992 results, continued to be affected by reduced travel due to the sluggish national and Pacific Rim economies, and strong competition in the San Francisco market.

The average occupancy rate and average room rate for the year ended December 31, 1993 were 71.42% and $138.43, respectively, compared to 68.2% and $137.04, respectively, for the corresponding period in 1992.

For the year ended December 31, 1993, the Partnership incurred a net loss of $12,404,566 compared to a net loss of $13,825,960 for the year ended December 31, 1992. The decrease in the Partnership's net loss is primarily attributable to an increase in rents from operations. In addition, the Partnership incurred lower general and administrative expenses during the year ended December 31, 1993.

For the year ended December 31, 1993, rental income included operating income of $4,045,593 compared to $3,155,626 for the same period in 1992. The improvement for the year ended December 31, 1993 is largely due to improved Hotel operating results and the modified rent calculation pursuant to the Restructuring beginning with the third quarter of 1992. Operating results were positively impacted by increases in both room and food and beverage sales, which was the result of higher average occupancy and room rates at the Hotel during 1993 as compared to 1992. The Partnership recognized miscellaneous income of $256,652 for the year ended December 31, 1993 which related to real estate tax reductions.

Total expenses were $17,817,216 for the year ended December 31, 1993, compared to $18,104,772 for the year ended December 31, 1992. The decline was primarily due to the decrease in Partnership general and administrative expenses due to lower consulting and legal fees in 1993.

The Restructuring resulted in the Partnership recording a gain of $23,287 for the year ended December 31, 1992.

1992 versus 1991

The average occupancy rate and average room rate for the year ended December 31, 1992 were 68.2% and $137.04, respectively, as compared to 62.8% and $136.72 for the corresponding period in 1991. Occupancy improved significantly in 1992 partially due to travel concerns related to the Persian Gulf Crisis which caused declines in room sales in early 1991.

For the year ended December 31, 1992, the Partnership incurred a net loss of $13,825,960 as compared to a net loss of $15,257,829 for the year ended December 31, 1991. The improvement is primarily due to an increase in rental income, partly as a result of a modification to the calculation of rent from operating income pursuant to the terms of the Restructuring. Offsetting a portion of the improvement in 1992 is a positive adjustment to rental income in the amount of $541,414 made during the first quarter of 1991 as a result of the final accounting of costs associated with the Renovation Plan (the "Final Accounting"). Net cash provided by operating activities was $1,303,871 for the year ended December 31, 1992 compared to net cash used for operating activities in the year ended December 31, 1991 of $7,042,384. This decrease is primarily due to the deferral of payments of accrued interest.

In 1990, costs in excess of the $20 million associated with the Renovation Plan were considered an adjustment to gross operating profit. According to the Final Accounting, these costs were borne by the Partnership through its "Due to California Hyatt" obligation. Pursuant to the Operating Lease with California Hyatt, the Partnership has shared in 80% of both operating profits and losses, as defined in the Operating Lease. As a result, 80% of the adjustment to gross Hotel operating profit made in 1990 was included in the Partnership's operating income in 1991, increasing operating income by $541,414. The negative renovation contribution income amount for 1991 is the result of the Final Accounting which reduced California Hyatt's aggregate contribution to the Renovation Plan. Pursuant to the terms of the Restructuring , the Lease has been modified with respect to the calculation of rent from operating profit.

For the year ended December 31, 1992, rental income included operating income of $3,155,626 compared to $1,874,873 for the same period in 1991. The improvement in 1992 is largely due to an increase in both room and food and beverage sales, which is attributable to a significantly higher average occupancy rate at the Hotel during 1992 as compared to 1991. Also contributing to the improvement in each period was the modified rent calculation pursuant to the Restructuring beginning with the third quarter of 1992. Excluding the adjustment to rental income in 1991 related to the Final Accounting, operating income in 1992 was substantially higher than in the same period in 1991.

Total expenses were $18,104,772 for the year ended December 31, 1992, as compared to $18,099,074 for the year ended December 31, 1991. Total expenses were relatively unchanged due to lower interest expense in 1992 offsetting higher general and administrative expenses incurred in association with the Restructuring. The decline in interest expense was due to the modification of interest rates on certain Partnership obligations which offset the accrual of interest on higher debt balances.

Inflation and Changes in Price

Inflation has had no material impact on the operations or financial condition of the Partnership from inception through December 31, 1993. However, given the weak operating environment within the San Francisco hospitality industry, increases in room rates for area hotels have not kept pace with the rate of inflation in 1993 and may not keep pace with inflation in 1994.


Item 8.  Financial Statements and Supplementary Data

See Item 14 "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" for a listing of the financial statements filed with this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 16, 1992, the firm of Arthur Andersen & Co. was replaced as the principal auditors to audit the Partnership's financial statements and the firm of Coopers & Lybrand was engaged as principal auditors to audit the Partnership's financial statements.

In connection with the audit of 1991, there were no disagreements with Arthur Andersen & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no disagreements with Arthur Andersen & Co. for the period subsequent to the 1991 audit, January 1, 1991 through October 16, 1992.

Arthur Andersen & Co.'s report on the financial statements for 1991 was qualified as to concerns regarding the Partnership's ability to continue as a going concern. Subsequent to Arthur Anderson & Co.'s report on the financial statements for 1991, the Partnership executed the Restructuring discussed in detail in Note 4 to the Financial Statements incorporated herein by reference thereto.

The decision to change accountants was approved by the Board of Directors of the General Partner. Refer to Exhibit 10.a in Item 14 "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."


PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers or directors. The General Partner, Union Square/GP Corp., formerly Shearson Union Square/GP Corp., is a wholly-owned subsidiary of Lehman Brothers Group Inc., and has offices at the same location as the Partnership. The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting the Partnership business. All of the officers and directors of the General Partner are also officers and employees of Lehman.

Certain officers of the General Partner are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships which have sought relief under the United States Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws primarily to protect the partnerships' assets from loss through foreclosure.

The Officers and/or Directors of the General Partner are as follows:

    Name    			Office

    Jeffrey C. Carter   	Director and President
    Joseph J. Flannery  	Vice President and Chief Financial Officer
    Ron Hiram   		Director and Vice President

There is no family relationship among any of the foregoing directors or officers. All of the foregoing directors have been elected to serve one year terms. The business experience during the past five years of each of the directors and officers of the General Partner of the Partnership is detailed below.

Jeffrey C. Carter, 48, is a Senior Vice President of Lehman Brothers in the Capital Preservation and Restructuring Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and his M.B.A. from Columbia University.

Joseph J. Flannery, 32, is a Vice President in the Capital Preservation and Restructuring Group of Lehman Brothers focusing primarily on hotel related partnerships. Prior to joining Shearson in June of 1989, he was an investment analyst for The Prudential Property Company and a consultant for Pannell Kerr Forster. Mr. Flannery received a B.S. degree from Cornell University's School of Hotel Administration. He has also lectured undergraduate and graduate classes at numerous universities and published articles on hotel related issues.

Ron Hiram, 41, serves as a Managing Director of Lehman Brothers in its Capital Preservation and Restructuring Group. From 1986 to 1987, he served as a Vice President in Shearson Lehman Brothers' Investment Banking Division and as the assistant to its Chairman and Chief Executive Officer from 1982 to 1985. Mr. Hiram is a Director of EIP Capital Corporation. Mr. Hiram received an M.B.A. degree from Columbia University in 1981 and a Bachelor of Commerce degree from the University of Natal, South Africa.

Certain Matters Involving Affiliates

On July 31, 1993, Shearson Lehman Brothers Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partners. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective October 21, 1993, the General Partner changed its name to Union Square/GP Corp., and effective December 29, 1993, the Partnership changed its name to Union Square Hotel Partners Limited Partnership to delete any reference to "Shearson."


Item 11.  Executive Compensation

All of the directors and executive officers of the General Partner are employees of Lehman Brothers Inc. They do not receive any salaries or other compensation from the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

To the knowledge of the General Partner, no person owns more than 5% of the outstanding Units.


Item 13.  Certain Relationships and Related Transactions

All of the officers and directors of the General Partner are employees of Lehman Brothers Inc. For information regarding transactions with affiliates, please refer to Note 6 to the Financial Statements incorporated herein by reference thereto.

PART IV
Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K

(a) (1) and (2) UNION SQUARE HOTEL PARTNERS LIMITED PARTNERSHIP INDEX TO FINANCIAL STATEMENTS

    Independent Accountant's Reports

        Coopers & Lybrand's Report  					F-1

        Arthur Andersen & Co.'s Report  				F-2

    Financial Statements:

    Balance Sheets - At December 31, 1993 and 1992  			F-3

    Statements of Operations - For the years ended
    December 31, 1993, 1992 and 1991 					F-4

    Statements of Changes in Partners' Capital (Deficit) -
    For the years ended December 31, 1993, 1992 and 1991    		F-5

    Statements of Cash Flows - For the years ended
    December 31, 1993, 1992 and 1991 					F-6

    Notes to Financial Statements   					F-8

    Independent Accountant's Report on Schedule XI  			F-15

    Schedule XI - Real Estate and Accumulated Depreciation  		F-16

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as (1) the information required is disclosed in the financial statements and notes thereto; (2) the schedules are not required under the related instructions; or
(3) the schedules are inapplicable.

Exhibit Index

(a)(3)  Exhibits

    3.a Amended and restated Agreement of Limited Partnership of Shearson Union Square Associates dated August 18, 1986 (included in Amendment No. 2 to registration Statement No. 33-6678) incorporated by reference.

    10.a    Stipulation and Agreement of Compromise and Settlement filed in the
Court of Chancery of the State of Delaware in and for New Castle County in June 8, 1990.

    10.b    Documents for Restructuring of Indebtedness Encumbering the Grand
Hyatt Union Square Hotel among Shearson Union Square Associates Limited Partnership, as Borrower, and The Bank of Nova Scotia, as First Lien Holder, Capital Growth Mortgage Investors, L.P., as Second Lien Holder, Hyatt Corporation, as Third Lien Holder, and California Hyatt Corporation, as
Hotel Manager dated June 30, 1992.

(b)     Reports on form 8-K filed in the fourth quarter of fiscal 1992.

        On October 16, 1992, the Partnership filed a Form 8-K with the Securities and Exchange Commission pursuant to a change in its independent auditors. See Item 9. "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure".

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    UNION SQUARE HOTEL PARTNERS, L.P.

    BY: Union Square/GP Corp.
        General Partner




Date:  March 30, 1994   	BY:  	s/Jeffrey C. Carter/
    				Name:  	Jeffrey C. Carter
    				Title:  President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.


    UNION SQUARE/GP CORP.
    General Partner




Date:  March 30, 1994   	BY:  	s/Jeffrey C. Carter/
    				Name: 	Jeffrey C. Carter
    				Title:  Director and President




Date:  March 30, 1994   	BY:  	s/Ron Hiram/
    				Name:  	Ron Hiram
    				Title:  Vice President and Director



Date:  March 30, 1994    	BY:  	s/Joseph J. Flannery/
    				Name:  	Joseph J. Flannery
    				Title:  Vice President and Chief Financial
				 	Officer

Report of Independent Accountants



The Partners
Union Square Hotel Partners, L.P.

We have audited the accompanying balance sheets of Union Square Hotel Partners, L.P. (formerly Shearson Union Square Associates, L.P.) as of December 31, 1993 and 1992, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Union Square Hotel Partners, L.P. as of December 31, 1991, were audited by other auditors whose report dated March 3, 1992 (except with respect to the matter of a notice of default under mortgage loan, as to which the date was March 9, 1992), on those financial statements included an explanatory paragraph that described the default under the mortgage loan raising substantial doubt about the Partnership's ability to continue as a going concern. The default was cured on June 30, 1992 through a restructuring, discussed in Note 4 to the financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the carrying value of the Partnership's real estate exceeds estimated fair value as of December 31, 1993 and 1992. The recovery of the carrying value of the Partnership's real estate is dependent upon the improvement of market conditions. The ultimate outcome of this matter cannot presently be determined. In accordance with generally accepted accounting principles, no provision for impairment is required. Accordingly, no provision for any asset impairment has been made in the accompanying financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Square Hotel Partners, L.P. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 4 to the financial statements, the Partnership has suffered recurring losses from operations and the guaranty of the Partnership's debt service payments by an affiliate of the General Partner expired during 1993, which raises substantial doubt about the Partnership's ability to continue as a going concern. The General Partner's plans in regard to these matters are also described in Note
4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    						COOPERS & LYBRAND

Hartford, Connecticut
February 3, 1994

Report of Independent Accountants



The Partners
Union Square Hotel Partners, L.P.

We have audited the accompanying statements of operations, partners' deficit and cash flows of Union Square Hotel Partners, L.P. (the Partnership) for the year ended December 31, 1991. These financial statements are the responsibility of the Partnership management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Union Square Hotel Partners, L.P. for the year ended December 31, 1991, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 12 to the 1991 financial statements, the Partnership has suffered and anticipates that it will continue to suffer recurring cash losses from operations and is in default under its mortgage loan payable, which has resulted in the demand for repayment of the debt balance. In addition, on March 9, 1992, the First Mortgagee recorded a Notice of Default and Election to Sell Under Deed of Trust. Furthermore, the Partnership is in default under substantially all of its other debt, which may result in the acceleration of the scheduled repayment of debt balances. Such defaults may also result in the assessment of certain penalties and fees, as provided in the various debt agreements. These factors raise substantial doubt about the Partnership's ability to meet its cash needs and, therefore, to continue as a going concern. Management's plans in regard to these matters are also described in Note 12 to the 1991 financial statements. The accompanying financial statements do not include any adjustments related to the recoverability of asset carrying amounts or the amount of liabilities that might result should the Partnership be unable to continue as a going concern.

						ARTHUR ANDERSEN & CO.

Boston, Massachusetts
March 3, 1992 (except with respect to
the matter discussed in Note 13 to the
1991 financial statements, as to which
the date is March 9, 1992)

Balance Sheets
December 31, 1993 and 1992


         >
Assets  					1993    		1992
Real estate, at cost (Note 3):
    Land					$   32,231,229		$ 32,231,229
    Building					    80,060,478		  80,060,478
    Furniture, fixtures and equipment		    27,423,641		  26,012,654

        					   139,715,348		 138,304,361
Less-accumulated depreciation			   (33,222,871)          (27,519,176)

        					   106,492,477		 110,785,185

Cash 						     1,488,632		   1,933,721
Replacement reserve receivable (Note 3)		       327,929               658,188
Rent receivable (Note 4)			       153,541		     294,059
Due From California Hyatt                                    -                30,355
Receivable-life safety system				 6,287		      75,000
Organization costs and deferred charges, net of
    accumulated amortization of $2,926,568 in 1993
    and $2,464,800 in 1992			     1,418,217   	   1,879,985

        Total Assets				  $109,887,083		$115,656,493

Liabilities and Partners' Deficit
Liabilities:
    Accounts payable and accrued expenses	       $44,718	           $264,405
    Due to affiliates (Note 6)			        17,372		     72,453
    Mortgage loan payable (Note 4)		    70,000,000	         70,000,000
    Accrued interest				     7,885,464            4,701,486
    Deferred interest				     7,452,135            6,957,286
    Notes and Loans - Affiliate (Notes 4, 5, and 6) 45,209,234		 41,903,137
    Loan payable-Hyatt (Note 4) 		     3,847,578	          3,922,578

        Total Liabilities			   134,456,501          127,821,345

Partners' Deficit:
    General Partner				      (928,914)            (804,869)
    Limited Partners				   (23,640,504)         (11,359,983)

        Total Partners' Deficit			   (24,569,418)		(12,164,852)

        Total Liabilities and Partners' Deficit   $109,887,083         $115,656,493

Statements of Operations
For the years ended December 31, 1993, 1992 and 1991

Income  					1993			1992			1991
Rental income (Notes 3 and 4):
    Operating income				$   4,045,593       	$   3,155,626		$   1,874,873
    Replacement escrow				    1,080,728		    1,031,793		      955,659
    Renovation contribution				    -                       -                (125,621)
Interest income					       29,677		       45,608		      110,216
Miscellaneous income				      256,652		       22,498                  26,118

    Total Income				    5,412,650		    4,255,525		    2,841,245
Expenses
Interest expense (Notes 4, 5 and 6)		   11,453,674              11,130,646              11,228,162
Depreciation and amortization			    6,165,463		    6,513,409		    6,482,095
General and administrative			      198,079                 460,717                 388,817

    Total Expenses				   17,817,216		   18,104,772	           18,099,074

        Net Loss before extraordinary item	 $(12,404,566)	         $(13,849,247)		 $(15,257,829)

Extraordinary Item
    Gain on restructuring, net (Note 4)			    -		       23,287                       -

    Net Loss					 $(12,404,566)		 $(13,825,960)		 $(15,257,829)

Net Loss Allocated (Note 2):
To the General Partner			            $(124,045)		    $(138,260)		    $(152,578)
To the Limited Partners				  (12,280,521)            (13,687,700)            (15,105,251)

        					 $(12,404,566)           $(13,825,960)           $(15,257,829)


Per limited partnership unit
    (7,174,100 outstanding):
        Net Loss before extraordinary item	       $(1.71)                 $(1.91)                 $(2.11)


    Net Loss					       $(1.71)                 $(1.91)                 $(2.11)

Statements of Partners' Capital (Deficit)
For the years ended December 31, 1993, 1992 and 1991


            					Limited 		General 		Total
            					Partners'   		Partner's   		Partners'
              					Deficit   		Deficit 		Deficit
Balance at December 31, 1990		       $ 17,432,968		$(514,031)	       $ 16,918,937

Net loss					(15,105,251)		 (152,578)		(15,257,829)

Balance at December 31, 1991			  2,327,717		 (666,609)		  1,661,108

Net loss					(13,687,700)		 (138,260)		(13,825,960)

Balance at December 31, 1992			(11,359,983)		 (804,869)		(12,164,852)

Net loss					(12,280,521)		 (124,045)		(12,404,566)

Balance at December 31, 1993		       $(23,640,504)		$(928,914)	       $(24,569,418)

Statements of Cash Flows
For the years ended December 31, 1993, 1992 and 1991

Cash Flows from Operating Activities:   	1993    		1992    		1991
Net loss					$(12,404,566)		$(13,825,960)		$(15,257,829)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
    Depreciation and amortization		   6,165,463		   6,513,409		   6,482,095
    Gain on restructuring				   -		     (23,287)			   -
    Rental income from replacement escrow	  (1,080,728)		  (1,031,793)			   -
    Reduction of due to California Hyatt by
    application of rents and other receivables		   -			   - 		  (1,862,069)
    Reduction of amount due under the loan
      payable-Hyatt by application of 70%
      of replacement escrow revenue			   -			   -		    (668,962)
    Increase in deferred interest on
      loan payable-affiliate			   3,306,097		   2,755,459		   2,781,418
    Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
        Rent receivable				     140,518		    (294,059)			   -
        Due from Hyatt				      30,355			   -                       -
        Receivable - life safety system 	      68,713		     137,500			   -
        Accounts payable and accrued expenses	    (219,687)	             145,552		      22,465
        Due to affiliates			     (55,081)		     (18,154)		      44,520
        Due to California Hyatt			           -                (678,063)                (12,095)
        Accrued and deferred interest		   3,678,827		   7,623,267		   1,428,073

Net cash provided by (used for)
  operating activities				    (370,089)		   1,303,871		  (7,042,384)
Cash Flows from Investing Activities:
    Proceeds from replacement reserve receivable   1,410,987                 513,076                       -
    Purchase of real estate			  (1,410,987)               (513,076)               (223,150)

Net cash used for investing activities                     -                       -                (223,150)
Cash Flows from Financing Activities:
    Loan payable - Hyatt			     (75,000)		    (250,000)		            -
    Restructuring note payable - affiliate		   -		   1,000,000	                    -
    Restructuring costs					   -   		  (1,018,085)			    -
    Supplemental loan - affiliate			   - 			   -   		    1,611,952
    Note payable - affiliate				   -			   -                5,400,000

Net cash provided by (used for) financing activities (75,000)               (268,085)		    7,011,952

Net increase (decrease) in cash			    (445,089)	           1,035,786		     (253,582)
Cash at beginning of period			   1,933,721		     897,935                1,151,517

Cash at end of period				  $1,488,632		  $1,933,721		     $897,935

(continued)

Statements of Cash Flows (Continued)
For the years ended December 31, 1993, 1992 and 1991

Supplemental Disclosure of
Cash Flow Information:				1993    		1992    		1991

    Cash paid during the period for interest	$ 4,468,750		$  6,968		$  7,018,671

Supplemental Schedule of Noncash Investing and Financing Activities
The following liability was incurred in connection with the
    additions of real estate:
    Cost   						  -                    -                     899,918
    Cash paid						  -		       -	 	     223,150

        Liability incurred (loan payable
	and due to Hyatt)			$         -             $      -               	    $676,768


The Receivable - life safety system balance has been reduced by $68,713 and $306,250 in 1993 and 1992, respectively. $118,750 of the amount in 1992 represents the scheduled payments of the receivable which were applied against the liability, Due to California Hyatt, rather than remitted to the Partnership. Additionally, as a result of the lease amendment, Hyatt's commitment to reimburse the Partnership for the Life Safety System was reduced in 1992 by $187,500. Accordingly, this amount was added to the Partnership's cost of the Life Safety System.

In 1992, accrued interest under the Loan payable - Hyatt was reduced by applying 70% of the replacement escrow revenue through June 30, 1992, to the outstanding balance ($338,919).

Notes to Financial Statements
December 31, 1993, 1992 and 1991

1. Organization

Union Square Hotel Partners Limited Partnership (the "Partnership"), formerly Shearson Union Square Associates Limited Partnership (see below), was formed in June 1986 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring the Hyatt on Union Square (the "Hotel"), located in San Francisco, California, under a long-term operating lease.

Initial capital of $1,000 was contributed by Union Square/GP Corp. (the "General Partner"), formerly Shearson Union Square/GP Corp. (see below), a Delaware corporation and wholly owned subsidiary of Lehman Brothers Group, Inc. formerly Shearson Lehman Hutton Group, Inc. The agreement of limited partnership authorized the issuance of a maximum of 7,174,100 Depository Units (the "Units") which represent Partnership interests. At March 26, 1987, an aggregate of 7,174,100 units was issued, and the offering was terminated.

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson changed its name to Lehman Brothers Inc. ("Lehman"). The Transaction did not affect the ownership of the General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective October 21, 1993, the General Partner changed its name to Union Square/GP Corp., and effective December 29, 1993, the Partnership changed its name to Union Square Hotel Partners Limited Partnership.


2. Significant Accounting Policies

Basis of Accounting. The accompanying financial statements of the Partnership have been prepared on the accrual basis of accounting.

Real Estate Depreciation. Real estate investments, which consist of land, building and personal property, are recorded at cost, less accumulated depreciation. Cost includes the initial purchase price of the property plus closing costs, acquisition and legal fees, and capital improvements. Depreciation is computed using the straight-line method based on the estimated useful life of 40 years. Depreciation of building improvements is computed over the remaining useful life of the building. Depreciation of the personal property is computed under the straight-line method over an estimated useful life of 7 years.

When building and personal property are sold or otherwise disposed of, when required, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The current estimated market value of the hotel real estate investment as of December 31, 1993 continues to decline from that of prior years. While the property has not been recently appraised, management believes that the carrying value of the Partnership's real estate significantly exceeds fair market value at December 31, 1993. The Partnership's hotel real estate investments will be carried at cost, less accumulated depreciation. The Partnership's depreciated investment is exceeded by the amount of the outstanding nonrecourse indebtedness. Accordingly, no adjustment has been made to the carrying value. The ultimate outcome of this matter can not presently be determined. In accordance with generally accepted accounting principles, a provision for impairment is not required. Accordingly, no provision for any asset impairment has been made in the accompanying financial statements.

Deferred Charges. The following fees and costs have been capitalized and are amortized on a straight-line basis over the following periods:


    Organization costs  		5 years
    Mortgage consent fee    		7 years
    Mortgage and loan origination fee   10-1/3 years
    Mortgage loan placement fee 	10-1/3 years
    Loan negotiation fee    		10-1/3 years

An improvement program supervisory fee incurred in 1989 has been capitalized on a pro rata basis, based on annual improvement program expenditures in relation to the total expected expenditures during the term of the improvement program, and is depreciated using the applicable method and life.

Offering Costs. Offering costs are nonamortizable and have been deducted from the Limited Partners' capital.

Income Taxes. No income tax provision (benefit) has been recorded on the books of the Partnership, as the respective shares of taxable income (loss) are reportable by the partners on their individual tax returns.

Partnership Agreement. Pursuant to the terms of the Partnership Agreement, all profits and losses incurred prior to the month in which Unitholders were first admitted shall be allocated 99.99% to the General Partner and .01% to the Assignor Limited Partner. Thereafter, all income, profits and losses shall be allocated 99% to the Unitholders and 1% to the General Partner, except for the profits from the sale or other disposition of all or any substantial part of the Hotel.

Profits of the Partnership from the sale or other disposition of all or any substantial part of the Hotel shall be allocated to the General Partner in an amount equal to the greater of 1% of the profits or the amount distributable to the General Partner as sale or refinancing proceeds from such sale. All remaining profits shall be allocated among the Unitholders.

Net cash flow shall be distributed 99% to the Unitholders and 1% to the General Partner until each Unitholder has received an aggregate cumulative compounded distribution for each fiscal year equal to 12% of their capital investment ("Preferred Return"). Thereafter, distributions shall be allocated 90% to the Unitholders and 10% to the General Partner.

Sale or refinancing proceeds shall be distributed 99% to the Unitholders and 1% to the General Partner until such time as the Unitholders have received cumulative distributions of sale or refinancing proceeds in an amount equal to their unreturned original investment plus an aggregate amount of the net cash flow and sale or refinancing proceeds equal to their aggregate Preferred Return. Any remaining sale or refinancing proceeds shall first be applied to the payment to the General Partner of a subordinated disposition fee, if any, equal to 3% of sales proceeds and thereafter shall be allocated 90% to the Unitholders and 10% to the General Partner. In conjunction with the settlement agreement discussed in Note 11, the General Partner's share of the proceeds, in the event of a sale or refinancing of the property, will be reduced to 5%.

Reclassifications. Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

3. Real Estate

The Partnership's real estate consists of a 693-room hotel known as the Grand Hyatt San Francisco (formerly "Hyatt on Union Square") located in Union Square in San Francisco, California. The Hotel was originally constructed in 1973 and was purchased by the Partnership on August 29, 1986.

The Hotel was purchased subject to an operating lease with California Hyatt Corporation ("California Hyatt"), a subsidiary of Hyatt Corporation ("Hyatt"), which provides for an initial term of 20 years expiring on December 31, 1994 and two 10-year renewal options. The first 10-year renewal option has been exercised.

Rent payable under the lease has been modified by the restructuring agreement effective June 30, 1992 (see note 4). Pursuant to the terms of the operating lease, California Hyatt is required to maintain a reserve fund ("FF&E Reserve Fund") for the replacement of furnishings and equipment in the Hotel. This reserve is funded by the operating revenues of the Hotel and will be funded at
3% of the Hotel's gross receipts through 1997 and 4% thereafter.    Other
conditions of the renovation program provide that 70% of the 1990 replacement escrow is to be applied to the Partnerships liability to California Hyatt in 1990. From January 1, 1991 to June 30, 1992, 70% of replacement escrow income is to be applied to the outstanding balance of the loan payable - Hyatt.
During 1988, the Partnership and California Hyatt mutually agreed upon a renovation program which was to be effected for a cost not expected to exceed $20,000,000. During 1989 and early 1990, the renovation program was completed. The Hotel was renamed The Grand Hyatt San Francisco and reopened on February 1, 1990. As of December 31, 1990, $20,676,768 related to the renovation program was expended. In connection with the reopening of the Hotel in 1990, the Partnership has recorded a write-down in carrying value of personal property which was replaced during the renovation, based on the original purchase price allocated to such property.

During 1991, the Partnership and California Hyatt reached an agreement on the revised terms of California Hyatt's contribution to the renovation program. This contribution is equal to 10% of the total renovation costs, in excess of funds provided by the FF&E Reserve, up to a maximum of $2,000,000. As a result of the revised agreement, the total contribution due from California Hyatt (which was fully funded at December 31, 1991) amounted to $1,874,379, and accordingly, a reduction in the renovation contribution in the amount of $125,621 was recorded. In addition, renovation costs in excess of $20,000,000 will be assumed and capitalized by the Partnership.

At December 31, 1990, the Partnership recorded a receivable from California Hyatt in the amount of $600,000. This balance represents the net proceeds to be reimbursed to the Partnership under the second amendment to the lease relating to the costs incurred for the asbestos removal and installation of the life safety systems. Payments will be received in 36 equal monthly installments, including interest at prime plus .5%. The balance due was reduced by $187,500 as a result of the Restructuring Agreement.

Asbestos was removed or abated where necessary, in conjunction with the installation of sprinklers and other life safety systems. As disclosed in the original prospectus, the Hotel contains asbestos in certain areas which were determined to be nonhazardous and in conformity with all current statutes. This situation may or may not impact the future value of the property.

The following presents summarized information with respect to the operations of the Hotel provided by the lessee for the years ended December 31, 1993, 1992 and 1991.

            		1993    	1992    	1991
Hotel revenues		$ 36,024,256	$ 34,392,536	$ 31,854,822
Hotel expenses		 (26,829,851)	 (26,026,302)	 (26,704,733)

    Gross operating
      profit		   9,194,405	   8,366,234	   5,150,089

Less:
    Adjustments to
      gross operating
      profit:
	FF&E Reserve	   1,080,728	   1,031,793	     955,659
        Taxes		   1,479,842	   1,583,514	   1,966,779
        Other adjustments  2,908,545       2,013,034         560,828
        Excess renovation
        costs                      -               -        (676,768)

        		   5,469,115	   4,628,341	   2,806,498

Adjusted gross operating
  profit		  $3,725,290	  $3,737,893	  $2,343,591

Rental income to the
  Partnership		  $4,045,593	  $3,155,624	  $1,874,873

4. Restructuring Agreement

Under the terms of the Mortgage Loan, a regular installment of interest in the amount of $3,394,650 was due on January 2, 1992. Under the terms of the Note Payable, the $1 million in principal and $341,502 in accrued interest was due on December 31, 1991. None of the foregoing payments were made, and the Partnership did not have sufficient funds to make such payments. On January 9, 1992, the Partnership received a notice from the First Mortgagee that the Partnership is in default on its obligations with respect to the Mortgage Loan and Note Payable. Such defaults entitle the Mortgage Lender to accelerate the Mortgage Loan and Note Payable subject to any defenses available to the Partnership. On January 21, 1992, an affiliate of the General Partner, which guaranteed the Note Payable, fulfilled its commitment to repay the outstanding balance of the Note Payable. On March 3, 1992, the Partnership received a notice whereby the bank declared the entire principal and interest under the Mortgage Loan immediately due and payable. On March 9, 1992, the First Mortgagee recorded, with the San Francisco County Recorder, a Notice of Default and Election to Sell under Deed of Trust (the "Default Notice").

The default on the Mortgage Loan also constituted an event of default under the Loan Payable - affiliate, the Supplemental Loan and the Hyatt Loan. On March 25, 1992, the Partnership received a notice of acceleration from the holder of the Loan Payable - affiliate, which declared the entire principal and accrued interest on the loan due and payable.

On June 30, 1992, Union Square Hotel Partners Limited Partnership (the "Partnership") consummated a restructuring of its financing and property leasing arrangements.

Mortgage Loan Payable - First Deed of Trust Note. Under the terms of the restructuring, the outstanding principal amount of the Note - $70,000,000 - will continue to accrue interest at the annual rate of 9.699%. Payments of interest will be limited, however, to the Partnership's cash flow from the Hotel. Minimum interest payments (the "Minimum Payments") must be made semi-annually and shall be computed on the principal balance of the First Deed of Trust, less a $15,000,000 principal participation purchased by Lehman Brothers Lending Corp, formerly Shearson Lending Corp, an affiliate of the General Partner. The par rate for the Minimum Payments are as follows: 6.5% through January 2, 1994; 7.5% through January 2, 1995; 8.5% through January 2, 1996; and 9.699% thereafter until maturity on January 2, 1997. The amount of any accrued and unpaid interest is to be added to the principal of the First Deed of Trust Note.

Lehman Brothers Holdings Inc. (the "Guarantor") formerly Shearson Lehman Brothers Holdings Inc., an affiliate of the General Partner, provided a payment guaranty (the "Guaranty") to the Bank with respect to the Minimum Payments required to be made through July 3, 1993. The Guarantor may, at its sole option, extend the Guaranty for successive one-year periods through the maturity date of the First Deed of Trust Note. In the event that the Guarantor does not elect to extend the Guaranty, the Partnership's interest payments thereafter will be due and payable quarterly, rather than semi-annually as previously provided. On April 27, 1993, Lehman Brothers Inc. elected not to renew the Guaranty of the minimum pay rate commencing July 4, 1993.

The Bank waived immediate repayment of the Past Due Interest, but the amount will accrue interest at a the Bank's "prime" rate plus one percent. The balance is due upon maturity of the note.

Loan Payable Affiliate - Second Deed of Trust Note. Capital Growth Mortgage Investors, L.P. ("Capital Growth"), the holder of the second deed of trust in the Hotel, agreed to reduce the interest rate applicable to the note from 12.5% to 11%. The reduction of the interest rate is effective from and after January 2, 1992. Capital Growth also agreed to waive the mandatory prepayments on account of interest of $261,199, $1,014,379 and $1,996,457, otherwise required to be paid on January 2, 1995, January 2, 1996 and January 2, 1997, respectively. Capital Growth also agreed to waive any prepayment (or yield maintenance) charges in connection with the prepayment of all or any portion of the principal or accrued interest under the Second Deed of Trust Note.

Capital Growth also agreed to automatically extend the maturity date of the Second Deed of Trust Note to the same maturity date as the First Deed of Trust Note, so long as the maturity date is no later than January 2, 1999.

Loan Payable Hyatt - Third Deed of Trust Note. Hyatt Corporation ("Hyatt") the holder of a third deed of trust note collateralized by the Hotel forgave $2,000,000 of the outstanding indebtedness under the Third Deed of Trust Note. Hyatt also reduced the interest rate from one percent above the prime rate to the lesser of (i) the prime rate or (ii) eight percent. Hyatt also agreed to a deferral of interest to the extent that the interest payments otherwise required to be paid under the note are not available from cash flow. Hyatt also agreed to extend the maturity date of the note to the maturity date of the First Deed of Trust Note-January 2, 1997. The Partnership made principal payments of $75,000 and $250,000 during 1993 and 1992, respectively and agreed to make a further prepayment of principal of $75,000 on December 1, 1994.

The effect of these concessions by Hyatt is a calculated amount of $1,041,372 for the Partnership resulting in a reduction of the Third Deed of Trust Note by such amount. The amount has been recorded as the extraordinary item, gain on restructuring for $23,287, net of restructuring expenses of $1,018,085.

Operating lease - California Hyatt Corporation. California Hyatt Corporation operates the Hotel under the terms of a lease agreement ("the Lease") with the Partnership. California Hyatt agreed to change the amount to be retained by California Hyatt under the terms of the lease effective July 1, 1992 through December 31, 1996, from an amount equal to 20% of the Hotel's net profit to an amount equal to (i) one percent of the Hotel's gross revenues plus (ii) 7.5% of the Hotel's net profit. California Hyatt agreed that after December 31, 1996 and until the First Deed of Trust Note matures, but in any event not after January 2, 1999, the amount to be retained by California Hyatt will be an amount equal to (i) one percent of the Hotel's gross revenues plus (ii) ten percent of the Hotel's net profit. Thereafter, the amount to be retained by California Hyatt will return to 20% of the Hotel's net profit as required by the Lease for periods prior to the restructuring. Amounts due to the Partnership will be remitted 20 days after the end of each month.

Furthermore, California Hyatt agreed that the Partnership will have the unilateral right to terminate the Lease, without cause, at any time from the date of the restructuring through December 31, 1998, upon payment of a fee in a fixed amount ranging from $10,000,000 to $16,032,500, which amount increases with the passage of time. California Hyatt further agreed that upon payment of the Early Termination Fee, it would cause Hyatt to forgive the entire amount of indebtedness under the Third Deed of Trust Note.

In addition, California Hyatt agreed that the Partnership may terminate the Lease, without the payment of a termination fee, in the event that (i) the Hotel generates a deficit for any calendar year and (ii) the Partnership prepays all indebtedness due under the Third Deed of Trust Note. California Hyatt may, however, cure any such deficit and avoid a termination of the Lease by paying the amount of such deficit to the Partnership.

Restructuring expense note. In order to provide the Partnership with the funds to cover the costs of restructuring and ongoing administrative expenses, Shearson Lending has committed to lend the Partnership up to $1,000,000. Advances borrowed under this agreement will accrue interest at prime plus 1% and all principal and accrued interest will be due and payable on the maturity date of the Bank of Nova Scotia Note. The entire $1,000,000 is outstanding as of December 31, 1993 and 1992.

5. Note Payable

In order to effect the renovation program, the Partnership has obtained the consent of the First Mortgagee for various modifications of the first Mortgage Loan that permits use of substantially all of the Partnership's reserve funds to be reinvested into the Hotel and also permits Hyatt Corporation to provide financing to the Partnership . In consideration for such consent, the Partnership will pay a fee of $1,000,000 to the First Mortgagee which is evidenced by a note, bearing interest at 9.699%, compounded annually, due either upon the sale of the Hotel or December 31, 1991, whichever occurs first (see Note 7). As a result of the Partnership's failure to pay the principal and accrued interest on December 31, 1991, the note was declared in default. The lender pursued its remedies under which, Lehman Holdings, Inc. ("LB Holdings"), formerly Shearson Lehman Holdings Inc., is required to make payment as guarantor of the note. LB Holdings fulfilled its commitment to repay the outstanding balance in January 1992. The Partnership's obligation is included in Notes & Loans - Affiliates.

6. Transactions with Affiliates

Cash. Cash was held in interest-bearing accounts managed by an affiliate of the General Partner until May 1993. As of December 31, 1993 and 1992, such cash was $1,488,632 and $1,933,721.

Notes Payable LB Holdings, an affiliate of the General Partner, has fulfilled it's guarantee of payment of the $1,000,000 plus interest thereon to the First Mortgagee (see Note 5). As a result, the Partnership is now obligated to LB Holdings in the amount of $1,341,502 in the form of a note which bears interest at 9.699% and becomes payable upon the sale of the property.

As required under the class action settlement, on March 4, 1991, an affiliate of the General Partner and the Partnership entered into the Shearson Loan up to a maximum of $10 million, bearing interest at an annual simple interest rate of 5%. Proceeds of the loan were to be used to the extent needed to fund operating and fixed expenses. On the effective date of the loan, $8,217,302 of the proceeds were used to retire an interim loan plus accrued interest. On July 12, 1991, the remaining proceeds of $1,782,698 were drawn and used to pay a portion of the interest with respect to the First Mortgage Loan indebtedness. As of December 31, 1993 and 1992, the full principal balance of $10,000,000 remains outstanding. The outstanding principal and accrued interest matures and becomes payable upon the sale of the property or upon a refinancing which provides proceeds sufficient to repay other existing indebtedness.

On July 12, 1991, a note was issued from an affiliate of the General Partner in the amount of $1,611,953 (the Supplemental Loan). The Supplemental Loan specifically provided for the proceeds to be used to pay a portion of the interest with respect to the First Mortgage Loan indebtedness. The note bears interest at an annual rate of prime plus 1%. The entire note balance remains outstanding at December 31, 1993 and 1992. The outstanding principal and accrued interest mature and become payable upon the sale of the Property or upon a refinancing which provides proceeds sufficient to repay other existing indebtedness.

The letter of default issued March 3, 1992 by the Bank of Nova Scotia also constituted an event of default under the Supplemental Loan. The default was cured through the restructuring of the Mortgage Loan Payable (see Note 4).

A summary of Notes and Loans - Affiliate is summarized as follows:

					1993		1992
    LB Holdings - Guarantee		$  1,464,646	$  1,341,502
    Settlement loan 			  10,000,000	  10,000,000
    Supplemental loan   		   1,899,667	   1,773,417
    Second Deed of Trust (Note 4)   	  30,844,921	  27,788,218
    Restructuring note (Note 4) 	   1,000,000	   1,000,000

    				      $   45,209,234	$ 41,903,137

Fees and Compensation. The General Partner and its affiliates earned fees and compensation in connection with syndication and acquisition services rendered to the Partnership of approximately $10,000,000. Additionally, an affiliate of the General Partner has incurred fees for various administrative services rendered for the years ended December 31, 1993, 1992 and 1991 in the amount of $49,920, $58,474 and $89,885, respectively. As of December 31, 1993 and 1992,
$17,372 and $72,453 remained unpaid.

The Boston Company ("TBC") provides accounting and investor communication functions to the Partnership. TBC was a wholly owned subsidiary of Lehman Brothers until May 1993 when it was purchased by Mellon Bank Corporation. The Shareholder Services Group, a wholly owned subsidiary of American Express Company, provided transfer agent services through May 1991. Beginning in June 1991, transfer agent services are being provided by Service Data Corporation a nonaffiliate.

7. Reconciliation of Financial Statement Net Loss and Partners' Capital to Federal Income Tax Basis Net Loss and Partners' Capital

            			   1993    	   1992           1991
[S]				   [C]		   [C]		  [C]
    Financial statement net loss   $(12,404,566)   $(13,825,960)  $(15,257,829)
    Tax basis depreciation over
        financial statement
	deprecation		       (842,152)     (1,032,964)    (2,507,676)
    Tax basis amortization
        over financial statement
        amortization			(14,320)	(14,320)       (14,320)
    Tax basis interest
        income over financial
        statement interest income	      -               -        197,104
    Tax basis income from
        forgiveness of debt over
	financial statement income from
        forgiveness of debt		      -         954,845              -
    Financial statement replacement
        reserve income over tax
	basis income		       (924,996)       (862,498)      (997,104)
    Financial statement legal costs
        over tax basis legal costs	      -         879,520        100,239
    Other				 10,878         309,964        263,561

    Federal income tax basis
        net loss                   $(14,175,156)   $(13,591,413)  $(18,216,025)


    Financial statement partners'
        capital (deficit)	   $(24,569,418)   $(12,164,852)  $  1,661,108
    Current year financial
        statement net loss over
	federal income tax basis
        net loss		     (1,770,590)        234,547     (2,958,196)
    Cumulative financial
        statement net loss over
	federal income tax basis
        net loss		    (17,181,502)    (17,416,049)   (14,457,853)

    Federal income tax basis
        partners' deficit          $(43,521,510)   $(29,346,354)  $(15,754,941)


Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the taxing authorities.

8. Litigation

During 1989, two class actions were brought by Unitholders in the Court of Chancery of the State of Delaware (the Delaware Chancery Court) against the Partnership and others. In addition, during 1989, two class actions were filed by Unitholders in the United States District Court for the Northern District of California. Pursuant to a court order dated October 24, 1989, the Delaware Chancery Court actions were consolidated by the Delaware Chancery Court (the Consolidated Delaware Action). In all of the cases, the plaintiffs sought damages in an unspecified amount as well as attorneys' fees and costs.

On December 18, 1990, the Delaware Chancery Court approved a settlement of the Consolidated Delaware Action which became effective March 4, 1991. The terms of the settlement called for Shearson to provide Unitholders cash distributions, to the extent the Hotel did not generate sufficient cash flow, of 1%, 3% and 4% of class members' capital contributions in 1990, 1991 and 1992, respectively. On March 8, 1991, the first of these distributions was paid to class member Limited Partners in the amount of $.10 per $10 Unit, on February 14, 1992, the second distribution under the settlement was paid in the amount of $.30 per $10 Unit, and on February 12, 1993 the third and final cash distribution under the settlement was paid in the amount of $.40 per $10 Unit. Shearson has also agreed to lend the Partnership up to a maximum of $10 million to cover debt service and other operating expenses through January 4, 1993, and to pay plaintiffs' attorneys' fees and expenses up to $1,350,000 and $50,000, respectively. As of December 31, 1991, the Partnership had borrowed and expended the full $10 million available under the Shearson Loan.

Subsequent to the settlement of the Consolidated Delaware Action, the California complaints were dismissed pursuant to a stipulation on January 3, 1991.

Report of Independent Accountants



To the Partners
Union Square Hotel Partners, L.P.

Our report on the financial statements of Union Square Hotel Partners, L.P. (formerly Shearson Union Square Associates, L.P.), a Delaware limited partnership, is included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    					COOPERS & LYBRAND

Hartford, Connecticut
February 3, 1994

Schedule XI - Real Estate and Accumulated Depreciation

December 31, 1993



                     				                Cost
                  			                        Capitalized
                	             Initial Cost    	        Subsequent To  Gross Amount at Which
                	             To Partnership             Acquisition    Carried At Close Of Period
				     --------------------------	-------------  --------------------------
                          			   Buildings  	 Buildings 		    Buildings
                			           And           And            	    And
Description            Encumbrances  Land          Improvements  Improvements   Land        Improvements   Total (2)

Commercial Property:
Hotel Complex
 San Francisco,CA      $119,188,037  $32,231,229   $95,496,243   $11,987,876    $32,231,229 $107,484,119   $139,715,348


 (continued)
 			    Accumulated Depreciation(1)   Date of Construction	Date Acquired	Life on Which Depreciation
			    						                        in Latest Income Statements Computed
Hotel Complex
 San Francisco,CA           $33,222,871		          1973                  1986            40/7

(1) For Federal income tax purposes, the amount of accumulated depreciation is approximately $60,823,906.

(2) For Federal income tax purposes, the basis of land, building and personal property is $140,052,880.

(3) Buildings and Improvements - 40 years: Personal Property - 7 years. A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1993, 1992 and 1991.
Real Estate investments:

             		1993            1992            1991
Beginning of year       $138,304,361    $137,791,285    $136,891,367
Cost Capitalized
 subsequent to
 acquisition               1,410,987         513,076         899,918
End of year             $139,715,348    $138,304,361    $137,791,285
Accumulated
Depreciation:
Beginning of year       $ 27,519,175    $ 21,466,169    $ 15,451,542
Depreciation expense       5,703,696       6,053,006       6,014,627
End of year             $ 33,222,871    $ 27,519,175    $ 21,466,169