Form 10-Q
period 1994-03-31
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1994-05-13
CIK 795879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	                  WASHINGTON, D.C. 20549
                                 FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   March 31, 1994

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to


Commission file number:    33-6678


                       UNION SQUARE HOTEL PARTNERS, L. P.
            (Exact name of registrant as specified in its charter)


           Delaware                                           13-3389008
(State or other jurisdiction of	                          (I.R.S. Employer
 Incorporation or organization)	                           identification No.)

   3 World Financial Center, NY, NY		                10285
(Address of principal executive offices)		     (Zip code)

                              (212) 526-3237
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


                                   INDEX

			                                          Page No.
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets at March 31, 1994 and
		 December 31, 1993		                         3

		Statements of Operations for the three months
		 ended March 31, 1994 and 1993		                 4

		Statement of Partners' Deficit for the three months
		 ended March 31, 1994 		                         5

		Statements of Cash Flows for the three months ended
		 March 31, 1994 and 1993		                 6

		Notes to the Financial Statements		         7

	Item 2. Management's Discussion and Analysis of Financial
		Condition and Results of Operations		         8


PART II	OTHER INFORMATION

	Items 1-6					                10

	Signatures			                                11

Balance Sheets

						   March 31,	 December 31,
Assets						       1994	        1993

Real estate, at cost:
	Land					$ 32,231,229	$ 32,231,229
	Building				  80,060,478	  80,060,478
	Furniture, fixtures and equipment	  27,564,701	  27,423,641

						 139,856,408	 139,715,348
Less-accumulated depreciation			 (34,465,994)	 (33,222,871)

						 105,390,414	 106,492,477

Cash						   1,205,285	   1,488,632
Replacement reserve receivable			     454,841	     327,929
Rent receivable					     553,858	     153,541
Receivable-life safety system					       6,287
Deferred charges, net of accumulated
	amortization of $3,041,933 in 1994
	and $2,926,568 in 1993			   1,302,852	   1,418,217

		Total Assets			$108,907,250	$109,887,083

Liabilities and Partners' Deficit

Liabilities:
	Accounts payable and accrued expenses	$     70,071	$     44,718
	Due to affiliates			      25,355	      17,372
	Mortgage loan payable			  70,000,000	  70,000,000
	Accrued interest			   8,712,007	   7,885,464
	Deferred interest	  		   7,715,103	   7,452,135
	Notes and Loans - Affiliate		  46,231,359	  45,209,234
	Loan payable-Hyatt			   3,847,578	   3,847,578

		Total Liabilities		 136,601,473	 134,456,501

Partners' Deficit:
	General Partner				    (960,162)	    (928,914)
	Limited Partners			 (26,734,061)	 (23,640,504)

		Total Partners' Deficit		 (27,694,223)	 (24,569,418)

	Total Liabilities and Partners' Deficit	$108,907,250	$109,887,083

Statements of Operations
For the three months ended March 31, 1994 and 1993

Income							1994	        1993
Rental income:
	Operating income			$  1,003,489	$    512,514
	Replacement escrow			     267,972	     245,377
Interest income					       5,795	       8,323
Miscellaneous income	 			         760	     246,767

	Total Income				   1,278,016	   1,012,981

Expenses

Interest expense				   3,005,385	   2,829,819
Depreciation and amortization			   1,358,488	   1,638,187
General and administrative			      38,948	      86,054

	Total Expenses				   4,402,821	   4,554,060

		Net Loss			$ (3,124,805)	$ (3,541,079)

Net Loss Allocated:

To the General Partner				$    (31,248)	$    (35,410)
To the Limited Partners				  (3,093,557) 	  (3,505,669)

						$ (3,124,805)	$ (3,541,079)

Per limited partnership unit
	(7,174,100 outstanding):		$       (.43)	$       (.49)

Statement of Partners' Deficit
For the three months ended March 31, 1994

				Limited		General		Total
				Partners'	Partner's	Partners'
				Deficit		Deficit		Deficit
Balance at December 31, 1993	$(23,640,504)	$(928,914)	$(24,569,418)
Net loss			  (3,093,557)	  (31,248)	  (3,124,805)

Balance at March 31, 1994	$(26,734,061)	$(960,162)	$(27,694,223)

Statements of Cash Flows
For the three months ended March 31, 1994 and 1993

Cash Flows from Operating Activities:			1994		1993
Net loss					$ (3,124,805)	$ (3,541,079)
Adjustments to reconcile net loss to net cash
used for operating activities:
   Depreciation and amortization		   1,358,488	   1,638,187
   Increase in deferred interest on
   loan payable-affiliate			   1,022,125	     762,913
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
	Replacement reserve receivable		    (126,912)	    (189,854)
	Rent receivable				    (400,317)	     (70,843)
	Due from Hyatt						      30,355
	Receivable - life safety system		       6,287	      18,750
	Accounts payable and accrued expenses	      25,353	    (205,835)
	Due to affiliates	  		       7,983	       1,066
	Accrued and deferred interest	 	   1,089,511	     279,406

Net cash used for operating activities		    (142,287)	  (1,276,934)

Cash Flows from Investing Activities:

   Purchase of real estate			    (141,060)	     (55,523)

Net cash used for investing activities		    (141,060)	     (55,523)

Net decrease in cash				    (283,347)	  (1,332,457)
Cash at beginning of period	 		   1,488,632	   1,933,721

Cash at end of period				 $ 1,205,285	 $   601,264

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest	 $   893,749	 $ 1,787,500


Notes to the Financial Statements

The Unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1994 and the results of operation, changes in partners' deficit, and cash flows for the three months then ended. Results of operation for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1993, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership's liquidity and capital resources have been substantially impacted by the funding of the renovation plan which was completed in January 1990 (the "Renovation Plan") and extensive borrowing subsequent to the initial offering. Combined with weak results from operations since 1989, these factors led to a default by the Partnership on its January 2, 1992 debt-service payment with respect to its $70 million first mortgage loan (the "Mortgage Loan").
This default created other defaults under the Partnership's subordinate financings. Effective June 30, 1992, a restructuring of the Partnership's indebtedness and property leasing arrangements (the "Restructuring") was successfully executed resulting in the waiver or cure of each of the Partnership's defaults.

There can be no assurance that the Partnership's hotel (the "Hotel" or "Property") will generate sufficient cash flow to enable the Partnership to satisfy its debt service obligations. The Partnership made its quarterly debt service payment, due on January 2, 1994 to Bank of Nova Scotia with cash flow from operations. Additionally, cash flow was sufficient to satisfy the quarterly debt service payment due April 2, 1994. The General Partner currently expects that the Partnership's cash flow may be sufficient to meet the minimum payments in July 1994 due under the restructured terms of the Mortgage Loan.

On April 27, 1993, Lehman Brothers Holdings Inc. ("Lehman"), an affiliate of the General Partner, elected not to renew the Guaranty of the minimum pay rate under the restructured Mortgage Loan for the year commencing July 4, 1993. However, Lehman indicated that it would evaluate the future need for additional funding support on a quarterly basis. The General Partner is prepared to request financial support from Lehman to supplement cash flow from the Hotel should the need arise.

At March 31, 1994, the Partnership had cash, which is held in an interest bearing account, of $1,205,285 compared with $1,488,632 at December 31, 1993. The decrease is due largely to the minimum interest payment related to the Mortgage Loan made on January 2, 1994.

Replacement reserve receivable increased from $327,929 at December 31, 1993 to $454,841 at March 31, 1994 primarily due to additions to the reserve exceeding expenditures for furniture, fixtures and equipment ("FF&E"). Rent receivable increased by $400,317 from December 31, 1993 to $553,858 at March 31, 1994 largely due to the increase in rent from operations and the timing of payments.

California Hyatt is required to reimburse the Partnership $3,000,000 with respect to the installation of life safety systems at the Hotel (including sprinklers) and the abatement and/or removal of asbestos where necessary. The terms of this agreement require California Hyatt to make 36 monthly payments of principal plus interest beginning in January 1991, as a deduction from the Hotel's operating profit. The Partnership reduced building costs and established a receivable from California Hyatt in the amount of $600,000 at December 31, 1990, which represented management's estimate of the portion of such reimbursements in excess of normal lease payments otherwise anticipated to be received. As a result of the amendment to the Hotel lease, completed as part of the Restructuring, California Hyatt's effective commitment to reimburse the Partnership for the life safety system was reduced in 1992 by $187,500. Accordingly, this amount was added to the Partnership's cost of the life safety system. As a result of payments made, the Receivable - life safety system has been paid in full as of March 31, 1994.

Accrued interest increased from $7,885,464 at December 31, 1993 to $8,712,007 at March 31, 1994, which represents the net of accrued interest expense for the period less the minimum interest payment made on the Mortgage Loan. Deferred interest increased from $7,452,135 at December 31, 1993 to $7,715,103 at March 31, 1994 and Notes and Loans - Affiliate increased from $45,209,234 at December 31, 1993 to $46,231,359 at March 31, 1994. These accounts increased primarily due to the compounding of interest on the principal balances.

Due to the downturn in operating results of the Hotel, the General Partner suspended payment of cash distributions beginning with the second quarter of 1988. Future distributions will be dependent on the Partnership's cash flow from operations and will be restricted until such time as the Hotel's cash flow reaches a sufficient level in excess of its debt service as required under the terms of the restructured Mortgage Loan.


Results of Operations

The Partnership's Hotel operates in an intensely competitive environment which has had an adverse affect on the Partnership's rental income. Operations during the three months ended March 31, 1994, while improved considerably over 1993 first quarter results, have continued to be affected by the competitive hotel market conditions in San Francisco.

The average occupancy rate and average room rate for the three months ended March 31, 1994 were 71.7% and $137.30, respectively, compared with 65.6% and $137.16, respectively, for the corresponding period in 1993.

For the three months ended March 31, 1994, the Partnership incurred a net loss of $3,124,805 compared with a net loss of $3,541,079 for the three months ended March 31, 1993. The decrease in the Partnership's net loss is largely attributable to an increase in rent from operations and a decrease in general and administrative expenses and a decrease in depreciation and amortization due to a portion of personal property becoming fully depreciated.

For the three months ended March 31, 1994, rental income included operating income of $1,003,489 compared with $512,514 for the corresponding period in 1993. Contributing to the improvement are increases in both room sales and food and beverage sales, which are largely the result of higher occupancies at the Hotel during the first quarter of 1994 relative to the same period in 1993. Miscellaneous income decreased to $760 for the three months ended March 31, 1994 from $246,767 for the corresponding period in 1993. The miscellaneous income of $246,767 for the three months ended March 31, 1993 related to the one-time receipt of real estate tax abatements.

Total expenses were $4,402,821 for the three months ended March 31, 1994, compared with $4,554,060 for the three months ended March 31, 1993. The decline is primarily due to a decrease in depreciation and amortization of $279,699 for the comparative periods, and a decrease in general and administrative expenses of $47,106 from the three months ended March 31, 1993 to $38,948 for the three months ended March 31, 1994, which were partially offset by an increase in interest expense.


PART II	OTHER INFORMATION

Items 1-5	Not applicable

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

	(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1994.


	                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					UNION SQUARE HOTEL PARTNERS, L.P.

				BY:	UNION SQUARE/GP CORP.
					General Partner





Date:  March 13, 1994
				BY:     s/Jeffrey Carter/
				Name:	Jeffrey C. Carter
				Title:	President and Director





Date:  March 13, 1994
				BY:     s/Joseph Flannery/
				Name:	Joseph J. Flannery
				Title:	Vice President and
					Chief Financial Officer