Form 10-Q
period 1994-06-30
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1994-08-11
CIK 795879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                     FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   June 30, 1994


                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to


Commission file number:    33-6678


                         UNION SQUARE HOTEL PARTNERS, L. P.
               (Exact name of registrant as specified in its charter)


           Delaware                                          13-3389008
   (State or other jurisdiction of                        (I.R.S. Employer
    Incorporation or organization)                       identification No.)

3 World Financial Center, 29th Floor, NY, NY                   10285
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




                                    INDEX


                                                                    Page No.
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets at June 30, 1994 and
                   December 31, 1993                                     3

                  Statements of Operations for the three and
                   six months ended June 30, 1994 and 1993               4

                  Statement of Partners' Deficit for the six months
                   ended June 30, 1994                                   5

                  Statements of Cash Flows for the six months ended
                   June 30, 1994 and 1993                                6

                  Notes to the Financial Statements                      7

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   8




PART II   OTHER INFORMATION

          Items 1-6                                                      10

          Signatures                                                     11



Balance Sheets
                                                  June 30,        December 31,
Assets                                               1994                1993

Real estate, at cost:
        Land                                $  32,231,229       $  32,231,229
        Building                               80,060,478          80,060,478
        Furniture, fixtures and equipment      27,911,530          27,423,641

                                              140,203,237         139,715,348
Less-accumulated depreciation                 (35,711,427)        (33,222,871)

                                              104,491,810         106,492,477

Cash                                            1,683,201           1,488,632
Replacement reserve receivable                    391,889             327,929
Rent receivable                                   411,249             153,541
Receivable-life safety system                          --               6,287
Deferred charges, net of accumulated
  amortization of $3,157,298 in 1994
  and $2,926,568 in 1993                        1,187,487           1,418,217

           Total Assets                     $ 108,165,636       $ 109,887,083


Liabilities and Partners' Deficit

Liabilities:
    Accounts payable and accrued expenses   $      36,028       $      44,718
    Due to affiliates                              25,249              17,372
    Mortgage loan payable                      70,000,000          70,000,000
    Accrued interest                            9,853,749           7,885,464
    Deferred interest                           7,715,103           7,452,135
    Notes and Loans - Affiliate                47,113,243          45,209,234
    Loan Payable - Hyatt                        3,847,578           3,847,578

           Total Liabilities                  138,590,950         134,456,501

Partners' Deficit:
    General Partner                              (987,473)           (928,914)
    Limited Partners                          (29,437,841)        (23,640,504)

           Total Partners' Deficit            (30,425,314)        (24,569,418)

  Total Liabilities and Partners' Deficit   $ 108,165,636       $ 109,887,083


Statements of Operations
                                  Three months ended         Six months ended
                                        June 30,                  June 30,
Income                             1994         1993         1994         1993
Rental income:
   Operating income         $ 1,454,710  $ 1,389,895  $ 2,458,199  $ 1,902,409
   Replacement escrow           283,877      288,393      551,849      533,770
Interest income                   6,837        8,339       12,632       16,662
Miscellaneous income                690       48,650        1,450      295,417

      Total Income            1,746,114    1,735,277    3,024,130    2,748,258

Expenses

Interest expense              3,054,877    2,835,384    6,060,262    5,665,203
Depreciation and
  amortization                1,360,798    1,650,095    2,719,286    3,288,282
General and administrative       61,530       56,869      100,478      142,923

      Total Expenses          4,477,205    4,542,348    8,880,026    9,096,408

             Net Loss       $(2,731,091) $(2,807,071) $(5,855,896) $(6,348,150)

Net Loss Allocated:

To the General Partner      $   (27,311) $   (28,071) $   (58,559) $   (63,481)
To the Limited Partners      (2,703,780)  (2,779,000)  (5,797,337)  (6,284,669)

                            $(2,731,091) $(2,807,071) $(5,855,896) $(6,348,150)

Per limited partnership unit
    (7,174,100 outstanding):      $(.38)       $(.39)       $(.81)       $(.88)



Statement of Partners' Deficit
For the six months ended June 30, 1994

                                   Limited            General            Total
                                  Partners'         Partner's         Partners'
                                   Deficit            Deficit          Deficit
Balance at December 31, 1993  $(23,640,504)         $(928,914)    $(24,569,418)
Net loss                        (5,797,337)           (58,559)      (5,855,896)

Balance at June 30, 1994      $(29,437,841)         $(987,473)    $(30,425,314)



Statements of Cash Flows
For the six months ended June 30, 1994 and 1993

Cash Flows from Operating Activities:                  1994              1993
Net loss                                       $ (5,855,896)     $ (6,348,150)
Adjustments to reconcile net loss to net
cash provided by operating activities:
   Depreciation and amortization                  2,719,286         3,288,282
   Rental Income from replacement escrow           (551,849)         (533,770)
   Increase in deferred interest on
   loan payable-affiliate                         1,904,009         1,712,474
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
       Rent receivable                             (257,708)          (66,962)
       Due from Hyatt                                    --            30,355
       Receivable - life safety system                6,287            30,998
       Accounts payable and accrued expenses         (8,690)         (224,571)
       Due to affiliates                              7,877           (29,563)
       Accrued and deferred interest              2,231,253         2,165,229

Net cash provided by operating activities           194,569            24,322

Cash Flows from Investing Activities:

   Proceeds from replacement reserve receivable     487,889           666,760
   Purchase of real estate                         (487,889)         (666,760)

Net cash used for investing activities                   --                --

Net increase in cash                                194,569            24,322
Cash at beginning of period                       1,488,632         1,933,721

Cash at end of period                          $  1,683,201      $  1,958,043



Supplemental Disclosure of Cash Flow Information:

   Cash paid during the period for interest    $  1,925,000      $  1,787,500




Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1994 and the results of operations, changes in partners' deficit, and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1993, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Note 1:

On July 5, 1994 a payment of $405,083 was made to the Bank of Nova Scotia ("BNS") representing the excess of rents received by the Partnership less disbursements for the period from July 1, 1993 through June 30, 1994, as defined in the Amended and Restated Promissory Note Secured by the Deed of Trust dated June 30, 1992. This payment will be applied toward reducing BNS's portion of the accrued interest on the Partnership's first mortgage.





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

There can be no assurance that the Partnership's hotel (the "Hotel" or "Property") will generate sufficient cash flow to enable the Partnership to satisfy its debt service obligations. The Partnership made its quarterly debt service payments, due on January 2, 1994 and April 2, 1994 to Bank of Nova Scotia ("BNS") with cash flow from operations, and cash flow was also sufficient to satisfy the quarterly debt service payment due July 5, 1994. In addition, on July 5, 1994 a payment of $405,083 was made to BNS representing the excess of rents received by the Partnership less disbursements for the period from July 1, 1993 through June 30, 1994, as defined in the Amended and Restated Promissory Note Secured by the Deed of Trust dated June 30, 1992.
This payment will be applied toward reducing BNS's portion of the accrued interest on the Partnership's first mortgage. The General Partner currently expects that the Partnership's cash flow may be sufficient to meet the minimum payments in Oc tober 1994 due under the restructured terms of the Mortgage Loan. However, the General Partner is prepared to request financial support from an affiliate, Lehman Brothers Holdings Inc. ("Lehman"), to supplement cash flow from the Hotel should the need arise. Lehman indicated that it would evaluate the need for additional funding on a quarterly basis.

At June 30, 1994, the Partnership had cash, which is held in an interest bearing account, of $1,683,201 compared to $1,488,632 at December 31, 1993. The increase is due largely to an increase in rents from operating income received.

Replacement reserve receivable increased from $327,929 at December 31, 1993 to $391,889 at June 30, 1994 due to additions to the reserve exceeding expenditures for furniture, fixtures and equipment ("FF&E"). Rent receivable increased by $257,708 from December 31, 1993 to $411,249 at June 30, 1994 due to the increase in rent from operations and the timing of payments.

Accrued interest increased from $7,885,464 from December 31, 1993 to $9,853,749 at June 30, 1994, which represents the net of accrued interest expense for the period less the minimum interest payment made on the Mortgage Loan. Deferred interest increased from $7,452,135 at December 31, 1993 to $7,715,103 at June 30, 1994 and Notes and Loans - Affiliate increased from $45,209,234 at December 31, 1993 to $47,113,243 at June 30, 1994. These accounts increased due to the compounding of interest on the principal balances.

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

Results of Operations

The Partnership's Hotel operates in an intensely competitive environment which has had an adverse affect on the Partnership's rental income. Operations during the six months ended June 30, 1994, while improved over results for the corresponding period in 1993, have continued to be affected by the sluggish national economy, and strong competition in the San Francisco hotel market.

The average occupancy rate and average room rate for the six months ended June 30, 1994 were 72.96% and $138.55, respectively, compared to 71.28% and $138.12, respectively, for the corresponding period in 1993.

For the three and six months ended June 30, 1994, the Partnership incurred a net loss of $2,731,091 and $5,855,896, respectively, compared to a net loss of $2,807,071 and $6,348,150, respectively, for the three and six months ended June 30, 1993.

The decrease in the Partnership's net loss is primarily attributable to an increase in rent from operations and a decrease in depreciation and amortization due to a portion of personal property becoming fully depreciated, which was partially offset by an increase in interest expense.

For the three and six months ended June 30, 1994, rental income included operating income of $1,454,710 and $2,458,199, respectively, compared to $1,389,895 and $1,902,409, respectively, for same period in 1993. Contributing to the improvement are the increases in both room and food and beverage sales, which are largely the result of higher occupancies at the Hotel during the first and second quarters of 1994 relative to the same periods in 1993. Miscellaneous income of $295,417 for the six months ended June 30, 1993 related to the one-time receipt of real estate tax abatements.

Total expenses were $4,477,205 and $8,880,026, respectively, for the three and six months ended June 30, 1994, compared to $4,542,348 and $9,096,408, respectively, for the three and six months ended June 30, 1993. The decline for the six month period is primarily due to the decrease in depreciation and amortization of approximately $570,000 for the comparative periods, and a decrease in general and administrative expenses of $42,445 from the six months ended June 30, 1993 to $100,478 for the six months ended June 30, 1994, which were partially offset by an increase in interest expense.




PART II	OTHER INFORMATION

Items 1-4  Not applicable

Item 5     Other information

           Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock. As a result of this transaction, the Partnership's General Partner is no longer an affiliate of American Express. This change is not expected to have any impact on the Partnership.

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits - None

           (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1994.





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



                                        UNION SQUARE HOTEL PARTNERS, L.P.

                                BY:     UNION SQUARE/GP CORP.
                                        General Partner





Date:  August 12, 1994          BY:     s/Jeffrey C. Carter/
                                Name:   Jeffrey C. Carter
                                Title:  President and Director





Date:  August 12, 1994          BY:     s/Joseph J. Flannery/
                                Name:   Joseph J. Flannery
                                Title:  Vice President and
                                        Chief Financial Officer