Form 10-Q
period 1994-09-30
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1994-11-10
CIK 795879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended   September 30, 1994

                                     OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 to


Commission file number:    33-6678


                       UNION SQUARE HOTEL PARTNERS, L.P.
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



                                     INDEX


                                                                   Page No.
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets at September 30, 1994 and
                  December 31, 1993                                      3

                 Statements of Operations for the three and
                  nine months ended September 30, 1994 and 1993          4

                 Statement of Partners' Deficit for the nine months
                  ended September 30, 1994                               5

                 Statements of Cash Flows for the nine months
                  ended September 30, 1994 and 1993                      6

                 Notes to the Financial Statements                       7

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8


PART II  OTHER INFORMATION

         Items 1-6                                                      10

         Signatures                                                     11

Balance Sheets

                                                September 30,     December 31,
Assets                                                  1994             1993

Real estate, at cost:
   Land                                         $ 32,231,229     $ 32,231,229
   Building                                       80,060,478       80,060,478
   Furniture, fixtures and equipment              28,434,294       27,423,641

                                                 140,726,001      139,715,348

Less-accumulated depreciation                    (36,980,569)     (33,222,871)

                                                 103,745,432      106,492,477

Cash                                               1,339,581        1,488,632
Replacement reserve receivable                       149,124          327,929
Rent receivable                                      742,720          153,541
Receivable-life safety system                              0            6,287
Deferred charges, net of accumulated
  amortization of $3,272,663 in 1994
  and $2,926,568 in 1993                           1,072,122        1,418,217

            Total Assets                        $107,048,979     $109,887,083


Liabilities and Partners' Deficit

Liabilities:
   Accounts payable and accrued expenses        $     32,216     $     44,718
   Due to affiliates                                  17,372           17,372
   Mortgage loan payable                          70,000,000       70,000,000
   Accrued interest                               10,325,457        7,885,464
   Deferred interest                               8,002,919        7,452,135
   Notes and Loans - Affiliate                    48,000,379       45,209,234
   Loan Payable - Hyatt                            3,847,578        3,847,578

            Total Liabilities                    140,225,921      134,456,501

Partners' Deficit:
   General Partner                                (1,014,989)        (928,914)
   Limited Partners                              (32,161,953)     (23,640,504)

            Total Partners' Deficit              (33,176,942)     (24,569,418)

      Total Liabilities and Partners' Deficit   $107,048,979     $109,887,083




Statements of Operations

                                   Three months ended         Nine months ended
                                      September 30,             September 30,
Income                              1994         1993         1994         1993

Rental income:
   Operating income          $ 1,476,502  $ 1,176,384  $ 3,934,701  $ 3,078,793
   Replacement escrow            279,999      278,576      831,848      812,346
Interest income                    6,548        5,460       19,180       22,122
Miscellaneous income                 805          579        2,255      295,996

      Total Income             1,763,854    1,460,999    4,787,984    4,209,257

Expenses

Interest expense               3,082,993    2,884,129    9,143,255    8,549,332
Depreciation and amortization  1,384,507    1,535,952    4,103,793    4,824,234
General and administrative        47,982       63,818      148,460      206,741

      Total Expenses           4,515,482    4,483,899   13,395,508   13,580,307

              Net Loss       $(2,751,628) $(3,022,900) $(8,607,524) $(9,371,050)


Net Loss Allocated:

To the General Partner       $   (27,516) $   (30,230) $   (86,075) $   (93,711)
To the Limited Partners       (2,724,112)  (2,992,670)  (8,521,449)  (9,277,339)

                             $(2,751,628) $(3,022,900) $(8,607,524) $(9,371,050)

Per limited partnership unit
  (7,174,100 outstanding):         $(.38)       $(.42)      $(1.19)      $(1.29)




Statement of Partners' Deficit
For the nine months ended September 30, 1994

                                        Limited        General           Total
                                       Partners'     Partner's        Partners'
                                        Deficit        Deficit         Deficit

Balance at December 31, 1993       $(23,640,504)   $  (928,914)   $(24,569,418)
Net loss                             (8,521,449)       (86,075)     (8,607,524)

Balance at September 30, 1994      $(32,161,953)   $(1,014,989)   $(33,176,942)




Statements of Cash Flows
For the nine months ended September 30, 1994 and 1993

Cash Flows from Operating Activities:                      1994           1993

Net loss                                            $(8,607,524)   $(9,371,050)
Adjustments to reconcile net loss
to net cash used for operating activities:
   Depreciation and amortization                      4,103,793      4,824,234
   Rental income from replacement escrow               (831,848)      (812,346)
   Increase in deferred interest on
    loan payable-affiliate                            2,791,145      2,508,833
   Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
       Rent receivable                                 (589,179)       (92,279)
       Due from Hyatt                                         0         30,355
       Receivable - life safety system                    6,287         49,856
       Accounts payable and accrued expenses            (12,502)      (218,397)
       Due to affiliates                                      0        (48,015)
       Accrued and deferred interest                  2,990,777      2,465,499

Net cash used for operating activities                 (149,051)      (663,310)

Cash Flows from Investing Activities:

   Proceeds from replacement reserve receivable       1,010,653      1,251,479
   Additions to real estate                          (1,010,653)    (1,251,479)

Net cash used for investing activities                        0              0

Net decrease in cash                                   (149,051)      (663,310)
Cash at beginning of period                           1,488,632      1,933,721

Cash at end of period                               $ 1,339,581    $ 1,270,411




Supplemental Disclosure of Cash Flow Information:

    Cash paid during the period for interest        $ 3,361,333    $ 3,575,000




Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1994 and the results of operations, changes in partners' deficit, and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

There can be no assurance that the Partnership's hotel (the "Hotel" or "Property") will generate sufficient cash flow to enable the Partnership to satisfy its debt service obligations. The Partnership made its quarterly debt service payments, due on January 2, 1994, April 2, 1994 and July 5, 1994 to Bank of Nova Scotia ("BNS") with cash flow from operations, and cash flow was also sufficient to satisfy the quarterly debt service payment made on October 3, 1994. In addition, on July 5, 1994 a payment of $405,083 was made to BNS representing the excess of rents received by the Partnership less disbursements for the period from July 1, 1993 through June 30, 1994, as defined in the Amended and Restated Promissory Note Secured by the Deed of Trust dated June 30, 1992. This payment was applied toward reducing BNS's portion of the accrued interest on the Partnership's first mortgage. While the General Partner currently expects that the Partnership's cash flow may be sufficient to meet the minimum payments in January 1995 due under the restructured terms of the Mortgage Loan, there can be no assurance that cash flow will continue to be sufficient to satisfy future payments. The General Partner is prepared to request financial support from an affiliate, Lehman Brothers Holdings Inc. ("Lehman"), to supplement cash flow from the Hotel should the need arise. Lehman indicated that it would evaluate the need for additional funding on a quarterly basis.

At September 30, 1994, the Partnership had cash, which is held in an interest bearing account, of $1,339,581 compared to $1,488,632 at December 31, 1993. The decline is due largely to an increase in cash used for operating activities.

Replacement reserve receivable decreased from $327,929 at December 31, 1993 to $149,124 at September 30, 1994 due to expenditures for furniture, fixtures and equipment ("FF&E") exceeding additions to the reserve. Rent receivable increased by $589,179 from December 31, 1993 to $742,720 at September 30, 1994 due to the increase in rent from operations and the timing of payments.

Accrued interest increased from $7,885,464 at December 31, 1993 to $10,325,457 at September 30, 1994, which represents the net of accrued interest expense for the period less the minimum interest payment and the payment from excess cash flow made on the Mortgage Loan. Deferred interest increased from $7,452,135 at December 31, 1993 to $8,002,919 at September 30, 1994 and Notes and Loans - Affiliate increased from $45,209,234 at December 31, 1993 to $48,000,379 at September 30, 1994. These accounts increased due to the compounding of interest on the principal balances.

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

Results of Operations

The Partnership's Hotel operates in an intensely competitive environment which has had an adverse affect on the Partnership's rental income. Operations during the nine months ended September 30, 1994, while improved over results for the corresponding period in 1993, have continued to be affected by the sluggish national economy, and strong competition in the San Francisco hotel market.

The average occupancy rate and average room rate for the nine months ended September 30, 1994 were 74.7% and $138.46, respectively, compared to 73.1% and $137.32, respectively, for the corresponding period in 1993.

For the three and nine months ended September 30, 1994, the Partnership incurred a net loss of $2,751,628 and $8,607,524, respectively, compared to a net loss of $3,022,900 and $9,371,050, respectively, for the three and nine months ended September 30, 1993. The decrease in the Partnership's net loss is primarily attributable to an increase in rent from operations and a decrease in depreciation and amortization due to a portion of personal property becoming fully depreciated, which was partially offset by an increase in interest expense.

For the three and nine months ended September 30, 1994, rental income included operating income of $1,476,502 and $3,934,701, respectively, compared to $1,176,384 and $3,078,793, respectively, for the same period in 1993. Contributing to the improvement are the increases in both room and telecommunications sales, which are largely the result of higher occupancies at the Hotel during the nine month period in 1994 relative to the corresponding period in 1993. Also contributing is the reduction of room, food and beverage, and telecommunications expenses. Miscellaneous income of $295,996 for the nine months ended September 30, 1993 related to the one-time receipt of real estate tax abatements.

Total expenses were $4,515,482 and $13,395,508, respectively, for the three and nine months ended September 30, 1994, compared to $4,483,899 and $13,580,307, respectively, for the three and nine months ended September 30, 1993. The decline for the nine month period is primarily due to the decrease in depreciation and amortization of $720,441 for the comparative periods, and a decrease in general and administrative expenses of $58,281 from the nine months ended September 30, 1993 to $148,460 for the nine months ended
September 30, 1994, which were partially offset by an increase in interest expense. The increase for the three month period is primarily due to an increase in interest expense, which was partially offset by a decrease in depreciation and amortization of $151,445 and a decrease in general and administrative expenses of $15,836.




PART II	OTHER INFORMATION


Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K.

              (a)  Exhibits - None

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1994.




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



                                            UNION SQUARE HOTEL PARTNERS, L.P.

                                    BY:     UNION SQUARE/GP CORP.
                                            General Partner





Date:  November 11, 1994            BY:     s/Jeffrey C. Carter/
                                    Name:   Jeffrey C. Carter
                                    Title:  President, Director and
                                            Chief Financial Officer