Form 10-K
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1995-03-31
CIK 795879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-6678



UNION SQUARE HOTEL PARTNERS LIMITED PARTNERSHIP
Exact name of registrant as specified in its charter


Delaware                                      13-3389008
State or other jurisdiction of incorporation  I.R.S. Employer Identification No.

3 World Financial Center, 29th Floor, New York, New York   10285
Address of principal executive offices                     zip code

Registrant's telephone number, including area code: (212) 526-3237

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

Union Square Hotel Partners L.P. (the "Partnership), formerly Shearson Union Square Associates L.P. (see Item 10. "Certain Matters Involving Affiliates"), is a Delaware limited partnership formed in June 1986. The general partner of the Partnership is Union Square/GP Corp., (the "General Partner"), formerly Shearson Union Square/GP Corp. (see Item 10. "Certain Matters Involving Affiliates"), a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman"), formerly Shearson Lehman Brothers Inc. (see Item 10. "Certain Matters Involving Affiliates"). The Partnership was formed to acquire the Hyatt on Union Square (the "Property" or "Hotel") located in San Francisco, California and operated under a long-term lease (the "Operating Lease") by California Hyatt Corporation ("California Hyatt"), a subsidiary of Hyatt Corporation ("Hyatt"). The Hotel was renamed the Grand Hyatt San Francisco on February 1, 1990. See Note 3 to the Financial Statements contained herein at
Item 8 for additional information concerning the Hotel and the Operating Lease.

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

The Restructuring. Due to the funding of the Renovation Plan and the downturn in operating results of the Hotel, the Partnership experienced decreasing levels of liquidity. As a result, the Partnership was not able to meet its January 2, 1992 debt-service payment with respect to the Mortgage Loan or the December 31, 1991 repayment of an unsecured note due to the Mortgage Lender with respect to the Renovation Plan (the "Unsecured Note"). Following the Partnership's receipt of a notice of default (the "Default Notice") and the acceleration of the Partnership's debt obligations, the Partnership consummated a restructuring of its financing and property leasing arrangements (the "Restructuring"). See Note 4 to the Financial Statements which is incorporated herein by reference thereto for information concerning the terms of the Restructuring.

(b)	Financial Information About Industry Segments.
The Partnership's sole business is to own and lease the Hotel that is operated by California Hyatt, under the Operating Lease. All of the Partnership's revenues and assets relate solely to such industry segment.

(c)	Narrative Description of Business.
The Partnership's principal objectives were to (i) provide quarterly cash distributions, a portion of which were anticipated to be non-taxable due to depreciation deductions, (ii) preserve and protect capital and (iii) achieve long-term appreciation in the value of the Property for distribution upon sale. However, due to the poor economic conditions in the hospitality industry and the resulting decline in the Hotel's operations, objective (i) has not been achieved and it is unlikely that objectives (ii) and (iii) can be achieved.

Competition.
The Hotel operates in a highly competitive market. The Partnership has identified 21 existing first-class and luxury properties with a total of approximately 12,885 guest rooms which are competitive with the Hotel.

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


Item 3.  Legal Proceedings

See Note 8 to the Financial Statements, incorporated herein by reference thereto.


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

(b) Holders.  The number of Unitholders as of December 31, 1994 was 5,773.

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

As of the end of the prior fiscal year, the cash flow to debt service ratio was 0.83:1, and the Partnership's cash generated by property operations available for debt service was $5,649,380. This ratio is determined based on the contract interest rate of 9.699%.

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


Item 6.  Selected Financial Data

For the Years ending December 31,

              1994         1993         1992         1991          1990

Total Income  $  7,005,899 $  5,412,650 $  4,255,525  $  2,841,245 $  1,563,720

Net Loss       (11,015,227) (12,404,566) (13,825,960)  (15,257,829) (22,509,326)

Net Loss
Per Unit(1)          (1.52)       (1.71)       (1.91)        (2.11)       (3.11)

Long-term
obligations(2) 130,684,497  126,508,947  122,783,001   111,644,711  102,851,341

Total Assets   106,774,719  109,887,083  115,656,493   120,254,329  125,999,197

Cash
Distributions
Per Unit (1)           .00          .00          .40(3)        .30(3)     .10(3)


(1)	Based on 7,174,100 units outstanding.

(2) Accrued interest is not included in long-term obligations with the exception of interest accrued on the Loan Payable, which according to the original terms of this note, is not payable currently. In addition, pursuant to the Restructuring, past due interest on the Mortgage Loan is being deferred and will be due and payable upon maturity of the Mortgage Loan. Accordingly, such deferred interest is included as a long-term obligation.

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

There can be no assurance that the Partnership's hotel (the "Hotel" or "Property") will generate sufficient cash flow to enable the Partnership to satisfy its debt service obligations. The Partnership made its quarterly debt service payments, due on January 2, 1994, April 2, 1994, July 5, 1994 and October 3, 1994, as well as the quarterly debt service payment, due on January 2, 1995 to the Bank of Nova Scotia ("BNS"), with cash flow from operations. In addition, on July 5, 1994 a payment of $405,083 was made to BNS representing the excess of rents received by the Partnership less disbursements for the period from July 1, 1993 through June 30, 1994, as required by the Amended and Restated Promissory Note Secured by the Deed of Trust dated June 30, 1992.
This payment was applied toward reducing BNS's portion of the accrued interest on the Partnership's Mortgage Loan. While the General Partner currently expects that the Partnership's cash flow will be sufficient to meet the minimum pa yment on April 2, 1995 due under the restructured terms of the Mortgage Loan, there can be no assurance that cash flow will continue to be sufficient to satisfy future payments. The General Partner is prepared to request financial support from an affiliate, Lehman Brothers Holdings Inc. ("Lehman Brothers Holdings"), to supplement cash flow from the Hotel should the need arise. Lehman Brothers Holdings has indicated that it would evaluate the need for additional funding on a quarterly basis.

On April 27, 1993, Lehman Brothers Inc. elected not to renew the Guaranty of the minimum pay rate under the restructured Mortgage Loan for the year commencing July 4, 1993. The General Partner believes that this decision does not reflect a change of position by Lehman Brothers Inc., and that they will evaluate the future need for additional funding on a quarterly basis. The General Partner anticipates the need for continued interest accruals and deferrals pursuant to the Restructuring, for the foreseeable future. However, if the Partnership continues to remit only the minimum debt service payments, interest will continue to accrue. This accrual of interest may affect the Partnership's ability to refinance and/or sell the hotel property at a price which enables the repayment of the Partnership's restructured debt, including the accrued and deferred interest.

At December 31, 1994, the Partnership had cash, which is held in an interest bearing account, of $2,668,685 compared to $1,488,632 at December 31, 1993. The increase primarily is due to the increase in cash provided by operating activities.

Replacement reserve receivable decreased from $327,929 at December 31, 1993 to $89,506 at December 31, 1994, largely due to expenditures for furniture, fixtures and equipment ("FF&E") exceeding additions to the reserve. Rent receivable increased by $40,703 from December 31, 1993 to $194,244, due to the increase in rent from operations and the timing of payments.

California Hyatt was required to reimburse the Partnership $3,000,000 with respect to the installation of life safety systems at the Hotel (including sprinklers) and the necessary abatement of asbestos. The terms of this agreement required California Hyatt to make 36 monthly payments of principal plus interest beginning in January 1991, as a deduction from the Hotel's operating profit. Thus, the Partnership reduced building costs and established a receivable from California Hyatt in the amount of $600,000 at December 31, 1990, which represented management's estimate of the portion of such reimbursements in excess of normal lease payments otherwise anticipated to be received. As a result of the amendment to the Hotel lease, completed as part of the Restructuring, California Hyatt's effective commitment to reimburse the Partnership for the installation of life safety systems at the Hotel (including sprinklers) and the necessary abatement of asbestos, was reduced in 1992 by $187,500. Accordingly, this amount was added to the Partnership's cost of the life safety system. As a result of the final payment made March 31, 1994, "Receivable - Life Safety System" declined from $6,287 at December 31, 1993 to $0 at December 31, 1994.

Accounts payable and accrued expenses increased to $66,420 at December 31, 1994 compared with $44,718 at December 31, 1993, primarily due to the accrual of $18,400 for additional taxes due to the City of San Francisco for 1991, 1992 and 1993. Accrued interest increased to $11,580,105 at December 31, 1994 compared with $7,885,464 at December 31, 1993, which is the net of accrued interest expense for the period less the minimum interest payments and the payment from excess cash flow made on the Mortgage Loan. Deferred interest increased from $7,452,135 at December 31, 1993 to $8,020,283 at December 31, 1994 and Notes and Loans - Affiliate increased from $45,209,234 at December 31, 1993 to $48,891,636 at December 31, 1994. These accounts have increased due to compounding of interest on the principal balances.

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

Results of Operations

1994 versus 1993
The Partnership's Hotel operates in a highly competitive environment which continues to have an adverse affect on the Partnership's rental income. Operations during the year ended December 31, 1994, while improved over results for the corresponding period in 1993, continued to be affected by a combination of reduced travel and strong competition in the San Francisco hotel market.

The average occupancy rate and average room rate for the year ended December 31, 1994 were 75.45% and $141.17, respectively, compared to 71.42% and $138.43, respectively, for the corresponding period in 1993.

For the year ended December 31, 1994, the Partnership incurred a net loss of $11,015,227 compared to a net loss of $12,404,566 for the year ended December 31, 1993. The decrease in the Partnership's net loss is primarily attributable to an increase in income from operations and a decrease in depreciation and amortization due to a portion of personal property becoming fully depreciated, which was partially offset by an increase in interest expense.

For the year ended December 31, 1994, rental income included operating income of $5,816,107 compared to $4,045,593 for the same period in 1993. The improvement for the year ended December 31, 1994 is largely due to improved Hotel operating results. Operating results were positively impacted by increases in room sales, telecommunication sales and other rental income, resulting from higher average occupancy and room rates at the Hotel during 1994 compared to 1993. Also contributing is the reduction of room, food and beverage, and telecommunications expenses. Miscellaneous income decreased by $253,887 to $2,765 in 1994 reflecting the one-time receipt of real estate tax abatements in 1993.

Total expenses were $18,021,126 for the year ended December 31, 1994, compared to $17,817,216 for the year ended December 31, 1993. The increase primarily is due to a larger interest expense resulting from the accrual of interest on the principal debt balance and an increase in the prime rate in 1994, partially offset by a decrease in depreciation and amortization expense.

1993 versus 1992
The Partnership's Hotel operates in an intensely competitive environment which had an adverse affect on the Partnership's rental income. Operations during the year ended December 31, 1993, while improved compared to 1992 results, were affected by reduced travel due to the sluggish national and Pacific Rim economies, and strong competition in the San Francisco market.

The average occupancy rate and average room rate for the year ended December 31, 1993 were 71.42% and $138.43, respectively, compared to 68.2% and $137.04, respectively, for the corresponding period in 1992.

For the year ended December 31, 1993, the Partnership incurred a net loss of $12,404,566 compared to a net loss of $13,825,960 for the year ended December 31, 1992. The decrease in the Partnership's net loss primarily was attributable to an increase in rents from operations. In addition, the Partnership incurred lower general and administrative expenses during the year ended December 31, 1993. For the year ended December 31, 1993, rental income included operating income of $4,045,593 compared to $3,155,626 for the same period in 1992. The improvement for the year ended December 31, 1993 largely was due to improved Hotel operating results and the modified rent calculation pursuant to the Restructuring beginning with the third quarter of 1992. Operating results were impacted positively by increases in both room and food and beverage sales, which were the result of higher average occupancy and room rates at the Hotel during 1993 as compared to 1992. The Partnership recognized miscellaneous income of $256,652 for the year ended December 31, 1993 which related to real estate tax reductions.

Total expenses were $17,817,216 for the year ended December 31, 1993, compared to $18,104,772 for the year ended December 31, 1992. The decline primarily was due to the decrease in Partnership general and administrative expenses resulting from lower consulting and legal fees in 1993.

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

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no officers or directors. The General Partner, Union Square/GP Corp., formerly Shearson Union Square/GP Corp., is an affiliate of Lehman, and has offices at the same location as the Partnership. The General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting the Partnership business. All of the officers and directors of the General Partner are also officers and employees of Lehman.

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

The Officers and/or Directors of the General Partner are as follows:

        Name                    Office

	Jeffrey C. Carter	President, Director and Chief Financial Officer
	Rocco F. Andriola	Director and Vice President

There is no family relationship among any of the foregoing directors or officers. All of the foregoing directors have been elected to serve one year terms. The business experience during the past five years of each of the directors and officers of the General Partner of the Partnership is detailed below.

Jeffrey C. Carter, 49, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Rocco F. Andriola, 36, is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.

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


PART IV
Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K

(a) (1) and (2)
UNION SQUARE HOTEL PARTNERS LIMITED PARTNERSHIP
INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants                        F-1

Financial Statements:

Balance Sheets - At December 31, 1994 and 1993                  F-2

Statements of Operations - For the years ended
December 31, 1994, 1993 and 1992                                F-3

Statements of Changes in Partners' Capital (Deficit) -
For the years ended December 31, 1994, 1993 and 1992            F-3

Statements of Cash Flows - For the years ended
December 31, 1994, 1993 and 1992                                F-4

Notes to Financial Statements                                   F-5

Independent Accountants' Report on Schedule III                 F-12

Schedule III - Real Estate and Accumulated Depreciation         F-13

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

(b)		Reports on form 8-K filed in the fourth quarter of fiscal 1994.

		None.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					UNION SQUARE HOTEL PARTNERS, L.P.

					BY:	Union Square GP/Corp.
						General Partner





Date:  March 30, 1995
                                        BY:     s/Jeffrey C. Carter/
                                        Name:   Jeffrey C. Carter
                                        Title:  President, Director and
                                                Chief Financial Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					UNION SQUARE/GP CORP.
					General Partner




Date:  March 30, 1995
                                        BY:     s/Jeffrey C. Carter/
                                        Name:   Jeffrey C. Carter
                                        Title:  President, Director and
                                                Chief Financial Officer


Date:  March 30, 1995
                                        BY:     s/Rocco F. Andriola/
                                        Name:   Rocco F. Andriola
                                        Title:  Director and Vice President

Report of Independent Public Accountants

To the Partners of
Union Square Hotel Partners, L.P.:

We have audited the accompanying balance sheets of Union Square Hotel Partners, L.P. (formerly Shearson Union Square Associates, L.P.), as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the carrying value of the Partnership's real estate exceeds estimated fair value as of December 31, 1994 and 1993. The recovery of the carrying value of the Partnership's real estate is dependent upon the improvement of market conditions. The ultimate outcome of this matter cannot presently be determined. In accordance with generally accepted accounting principles, no provision for impairment is required. Accordingly, no provision for any asset impairment has been made in the accompanying financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Square Hotel Partners, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

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


COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 24, 1995

Balance Sheets
December 31, 1994 and 1993



Assets                                  1994            1993

Real estate, at cost (Note 3):
        Land                            $ 32,231,229    $ 32,231,229
        Building                          80,121,007      80,060,478
        Furniture, fixtures
        and equipment                     28,749,108      27,423,641

                                         141,101,344     139,715,348
Less-accumulated depreciation            (38,235,817)    (33,222,871)

                                         102,865,527     106,492,477

Cash                                       2,668,685       1,488,632
Replacement reserve
receivable (Note 3)                           89,506         327,929
Rent receivable (Note 4)                     194,244         153,541
Receivable-life safety system                      -           6,287
Deferred charges, net of accumulated
amortization of $3,388,028 in 1994
and $2,926,568 in 1993                       956,757       1,418,217

                Total Assets            $106,774,719    $109,887,083


Liabilities and Partners' Deficit

Liabilities:
  Accounts payable and
  accrued expenses                      $     66,420   $      44,718
        Due to affiliates (Note 6)            28,342          17,372
        Mortgage loan payable
        (Note 4)                          70,000,000      70,000,000
        Accrued interest                  11,580,105       7,885,464
        Deferred interest                  8,020,283       7,452,135
        Notes and Loans - Affiliate
        (Notes 4, 5, and 6)               48,891,636      45,209,234
        Loan payable-Hyatt (Note 4)        3,772,578       3,847,578

                Total Liabilities        142,359,364     134,456,501

Partners' Deficit:
        General Partner                   (1,039,066)       (928,914)
        Limited Partners                 (34,545,579)    (23,640,504)

             Total Partners' Deficit     (35,584,645)    (24,569,418)

             Total Liabilities and
             Partners' Deficit          $106,774,719    $109,887,083


Statements of Operations
For the years ended December 31, 1994, 1993 and 1992

Income                          1994            1993            1992

Rental income (Notes 3 and 4):
        Operating income        $  5,816,107    $  4,045,593    $  3,155,626
        Replacement escrow         1,147,573       1,080,728       1,031,793
Interest income                       39,454          29,677          45,608
Miscellaneous income                   2,765         256,652          22,498

        Total Income               7,005,899       5,412,650       4,255,525

Expenses

Interest expense
(Notes 4, 5 and 6)                12,337,774      11,453,674      11,130,646
Depreciation and amortization      5,474,406       6,165,463       6,513,409
General and administrative           208,946         198,079         460,717

        Total Expenses            18,021,126      17,817,216      18,104,772

          Net Loss before
          extraordinary item     (11,015,227)    (12,404,566)    (13,849,247)


Extraordinary Item

        Gain on restructuring,
        net (Note 4)                       -               -          23,287

        Net Loss                $(11,015,227)   $(12,404,566)   $(13,825,960)


Net Loss Allocated (Note 2):

To the General Partner          $   (110,152)   $   (124,045)   $   (138,260)
To the Limited Partners          (10,905,075)    (12,280,521)    (13,687,700)

                                $(11,015,227)   $(12,404,566)   $(13,825,960)


Per limited partnership unit
(7,174,100 outstanding):
        Net Loss before
        extraordinary item      $      (1.52)   $      (1.71)   $      (1.91)


        Net Loss                $      (1.52)   $      (1.71)   $      (1.91)


Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992

                                Limited         General         Total
                                Partners'       Partner's       Partners'

Balance at December 31, 1991    $  2,327,717    $  (666,609)    $  1,661,108

Net loss                         (13,687,700)      (138,260)     (13,825,960)

Balance at December 31, 1992     (11,359,983)      (804,869)     (12,164,852)

Net loss                         (12,280,521)      (124,045)     (12,404,566)

Balance at December 31, 1993     (23,640,504)      (928,914)     (24,569,418)

Net loss                         (10,905,075)      (110,152)     (11,015,227)

Balance at December 31, 1994    $(34,545,579)   $(1,039,066)    $(35,584,645)

Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from Operating Activities:

                                1994            1993            1992

Net loss                        $(11,015,227)   $(12,404,566)   $(13,825,960)
Adjustments to reconcile
net loss to net cash
provided by (used for)
operating activities:
   Depreciation and
   amortization                    5,474,406       6,165,463       6,513,409
        Gain on restructuring              -               -         (23,287)
        Rental income from
        replacement escrow        (1,147,573)     (1,080,728)     (1,031,793)
        Increase in deferred
        interest on loan
        payable-affiliate          3,682,402       3,306,097       2,755,459
        Increase (decrease)
        in cash arising from
        changes in operating
        assets and liabilities:
          Rent receivable            (40,703)        140,518        (294,059)
                Due from Hyatt             -          30,355               -
                Receivable -
                life safety
                system                 6,287          68,713         137,500
                Accounts payable
                and accrued
                expenses              21,702        (219,687)        145,552
                Due to affiliates     10,970         (55,081)        (18,154)
                Due to California
                Hyatt                      -               -        (678,063)
                Accrued and
                deferred
                interest           4,262,789       3,678,827       7,623,267

Net cash provided by (used for)
operating activities               1,255,053        (370,089)      1,303,871

Cash Flows from Investing Activities:

   Proceeds from replacement
   reserve receivable              1,385,996       1,410,987         513,076
        Additions to real estate  (1,385,996)     (1,410,987)       (513,076)

Net cash used for
investing activities                       -               -               -

Cash Flows from
Financing Activities:

        Loan payable - Hyatt         (75,000)        (75,000)       (250,000)
        Restructuring note
        payable - affiliate                -               -       1,000,000
        Restructuring costs                -               -      (1,018,085)

Net cash used for financing
activities                           (75,000)        (75,000)       (268,085)

Net increase (decrease) in cash    1,180,053        (445,089)      1,035,786
Cash at beginning of period        1,488,632       1,933,721         897,935

Cash at end of period           $  2,668,685    $  1,488,632    $  1,933,721



Supplemental Disclosure of Cash Flow Information:


  Cash paid during the period
  for interest                  $  4,392,583    $  4,468,750    $      6,968

Notes to Financial Statements
December 31, 1994, 1993 and 1992

1. Organization
Union Square Hotel Partners L. P. (the "Partnership"), formerly Shearson Union Square Associates Limited Partnership (see below), was formed in June 1986 under the Delaware Revised Uniform Limited Partnership Act for the purpose of acquiring the Hyatt on Union Square (the "Hotel"), located in San Francisco, California, under a long-term operating lease.

Initial capital of $1,000 was contributed by Union Square/GP Corp. (the "General Partner"), formerly Shearson Union Square/GP Corp. (see below), a Delaware corporation and an affiliate of Lehman Brothers Inc. The agreement of limited partnership authorized the issuance of a maximum of 7,174,100 Depository Units (the "Units") which represent Partnership interests. At March 26, 1987, an aggregate of 7,174,100 units was issued, and the offering was terminated.

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

Real Estate Depreciation. Real estate investments, which consist of land, building and personal property, are recorded at cost, less accumulated depreciation. Cost includes the initial purchase price of the property plus closing costs, acquisition and legal fees, and capital improvements. Depreciation is computed using the straight-line method based on the estimated useful life of 40 years. Depreciation of real property is computed over the remaining useful life of the building. Depreciation of the personal property is computed under the straight-line method over an estimated useful life of 7 years.

When building and personal property are sold or otherwise disposed of, when required, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

The current estimated market value of the hotel real estate investment as of December 31, 1994 continues to improve from that of prior years. However, while the property has not been appraised recently, management believes that the carrying value of the Partnership's real estate exceeds fair market value at December 31, 1994. The Partnership's hotel real estate investments is carried at cost, less accumulated depreciation. The Partnership's depreciated investment is exceeded by the amount of the outstanding nonrecourse indebtedness. Accordingly, no adjustment has been made to the carrying value. The ultimate outcome of this matter presently can not be determined. In accordance with generally accepted accounting principles, a provision for impairment is not required. Accordingly, no provision for any asset impairment has been made in the accompanying financial statements.

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

Concentration of Credit Risk. Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

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

Sale or refinancing proceeds shall be distributed 99% to the Unitholders and 1% to the General Partner until such time as the Unitholders have received cumulative distributions of sale or refinancing proceeds in an amount equal to their unreturned original investment plus an aggregate amount of the net cash flow and sale or refinancing proceeds equal to their aggregate Preferred Return. Any remaining sale or refinancing proceeds shall first be applied to the payment to the General Partner of a subordinated disposition fee, if any, equal to 3% of sales proceeds and thereafter shall be allocated 90% to the Unitholders and 10% to the General Partner. In conjunction with the settlement agreement discussed in Note 8, the General Partner's share of the proceeds, in the event of a sale or refinancing of the property, will be reduced to 5%.

3. Real Estate
The Partnership's real estate consists of a 693-room hotel known as the Grand Hyatt San Francisco (formerly "Hyatt on Union Square") located in Union Square in San Francisco, California. The Hotel was originally constructed in 1973 and was purchased by the Partnership on August 29, 1986.

The Hotel was purchased subject to an operating lease with California Hyatt Corporation ("California Hyatt"), a subsidiary of Hyatt Corporation ("Hyatt"), which provides for an initial term of 20 years expiring on December 31, 1994 and two 10-year renewal options. On August 19, 1986, the first 10-year renewal option was exercised, extending the lease term to December 31, 2004.

Rent payable under the lease has been modified by the restructuring agreement effective June 30, 1992 (see note 4). Pursuant to the terms of the operating lease, California Hyatt is required to maintain a reserve fund ("FF&E Reserve Fund") for the replacement of furnishings and equipment in the Hotel. This reserve is funded by the operating revenues of the Hotel and will be funded at 3% of the Hotel's gross receipts through 1997 and 4% thereafter. During 1988, the Partnership and California Hyatt mutually agreed upon a renovation program which was to be effected for a cost not expected to exceed $20,000,000. During 1989 and early 1990, the renovation program was completed. The Hotel was renamed The Grand Hyatt San Francisco and reopened on February 1, 1990. Other conditions of the renovation program provided that 70% of the 1990 replacement escrow was to be applied to the Partnerships liability to California Hyatt in 1990. From January 1, 1991 to June 30, 1992, 70% of replacement escrow income was to be applied to the outstanding balance of the loan payable - Hyatt. As of December 31, 1990, $20,676,768 related to the renovation program was expended. In connection with the reopening of the Hotel in 1990, the Partnership recorded a write-down in carrying value of personal property which was replaced during the renovation, based on the original purchase price allocated to such property.

During 1991, the Partnership and California Hyatt reached an agreement on the revised terms of California Hyatt's contribution to the renovation program. This contribution was to be 10% of the total renovation costs, in excess of funds provided by the FF&E Reserve, up to a maximum of $2,000,000. As a result of the revised agreement, the total contribution from California Hyatt (which was fully funded at December 31, 1991) amounted to $1,874,379, and accordingly, a reduction in the renovation contribution in the amount of $125,621 was recorded. In addition, renovation costs in excess of $20,000,000 were to be assumed and capitalized by the Partnership.

At December 31, 1990, the Partnership recorded a receivable from California Hyatt in the amount of $600,000. This balance represented the net proceeds to be reimbursed to the Partnership under the second amendment to the lease relating to the costs incurred for the asbestos removal and installation of the life safety systems. Payments were to be received in 36 equal monthly installments, including interest at prime plus .5%. The balance due was reduced by $187,500 as a result of the Restructuring Agreement.

Asbestos was removed or abated where necessary, in conjunction with the installation of sprinklers and other life safety systems. As disclosed in the original prospectus, the Hotel contains asbestos in certain areas which have been determined to be nonhazardous and in conformity with all current statutes. This situation may or may not impact the future value of the property.

The following is summarized information with respect to the operations of the Hotel provided by the lessee for the years ended December 31, 1994, 1993 and 1992.

                                1994            1993            1992

Hotel revenues                  $ 38,252,425    $ 36,024,256    $ 34,392,536
Hotel expenses                   (26,698,442)    (26,829,851)    (26,026,302)

  Gross operating profit          11,553,983       9,194,405       8,366,234

Less:
  Adjustments to gross
  operating profit:
           FF&E Reserve            1,147,573       1,080,728       1,031,793
           Taxes                   1,491,415       1,479,842       1,583,514
           Other adjustments       2,213,762       2,908,545       2,013,034

                                   4,852,750       5,469,115       4,628,341

Adjusted gross
operating profit                $  6,701,233    $  3,725,290    $  3,737,893

Rental income to
the Partnership                 $  5,816,107    $  4,045,593    $  3,155,626


4. Restructuring Agreement
Under the terms of the Mortgage Loan, a regular installment of interest in the amount of $3,394,650 was due on January 2, 1992. Under the terms of the Note Payable, $1 million in principal and $341,502 in accrued interest was due on December 31, 1991. None of the foregoing payments were made, and the Partnership did not have sufficient funds to make such payments. On January 9, 1992, the Partnership received a notice from the First Mortgagee that the Partnership was in default on its obligations with respect to the Mortgage Loan and Note Payable. Such defaults entitled the Mortgage Lender to accelerate the Mortgage Loan and Note Payable subject to any defenses available to the Partnership. On January 21, 1992, an affiliate of the General Partner, which guaranteed the Note Payable, fulfilled its commitment to repay the outstanding balance of the Note Payable. On March 3, 1992, the Partnership received a notice whereby the bank declared the entire principal and interest under the M ortgage Loan immediately due and payable. On March 9, 1992, the First Mortgagee recorded, with the San Francisco County Recorder, a Notice of Default and Election to Sell under Deed of Trust (the "Default Notice").

The default on the Mortgage Loan also constituted an event of default under the "Loan Payable - affiliate," the Supplemental Loan and the Hyatt Loan. On March 25, 1992, the Partnership received a notice of acceleration from the holder of the Loan Payable - affiliate, which declared the entire principal and accrued interest on the loan due and payable.

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

Loan Payable - Affiliate - Second Deed of Trust Note. Capital Growth Mortgage Investors, L.P. ("Capital Growth"), the holder of the second deed of trust in the Hotel, agreed to reduce the interest rate applicable to the note from 12.5% to 11%. The reduction of the interest rate is effective from and after January 2, 1992. Capital Growth also agreed to waive the mandatory prepayments on account of interest of $261,199, $1,014,379 and $1,996,457, otherwise required to be paid on January 2, 1995, January 2, 1996 and January 2, 1997, respectively. Capital Growth also agreed to waive any prepayment (or yield maintenance) charges in connection with the prepayment of all or any portion of the principal or accrued interest under the Second Deed of Trust Note.

Capital Growth also agreed to automatically extend the maturity date of the Second Deed of Trust Note to the same maturity date as the First Deed of Trust Note, so long as the maturity date is no later than January 2, 1999.

Loan Payable - Hyatt - Third Deed of Trust Note. Hyatt Corporation ("Hyatt") the holder of a third deed of trust note collateralized by the Hotel forgave $2,000,000 of the outstanding indebtedness under the Third Deed of Trust Note. Hyatt also reduced the interest rate from one percent above the prime rate to the lesser of (i) the prime rate or (ii) eight percent. Hyatt also agreed to a deferral of interest to the extent that the interest payments otherwise required to be paid under the note are not available from cash flow. Hyatt also agreed to extend the maturity date of the note to the maturity date of the First Deed of Trust Note-January 2, 1997. The Partnership made principal payments of $75,000 during 1994 and 1993 and $250,000 during 1992.

The effect of these concessions by Hyatt is a calculated amount of $1,041,372 for the Partnership resulting in a reduction of the Third Deed of Trust Note by such amount. The amount has been recorded as the extraordinary item, gain on restructuring for $23,287, net of restructuring expenses of $1,018,085.

Operating lease - California Hyatt Corporation. California Hyatt Corporation operates the Hotel under the terms of a lease agreement ("the Lease") with the Partnership. California Hyatt agreed to change the amount to be retained by California Hyatt under the terms of the lease effective July 1, 1992 through December 31, 1996, from an amount equal to 20% of the Hotel's net profit to an amount equal to (i) one percent of the Hotel's gross revenues plus (ii) 7.5% of the Hotel's net profit. California Hyatt agreed that after December 31, 1996 and until the First Deed of Trust Note matures, but in any event not after January 2, 1999, the amount to be retained by California Hyatt will be an amount equal to (i) one percent of the Hotel's gross revenues plus (ii) ten percent of the Hotel's net profit. Thereafter, the amount to be retained by California Hyatt will return to 20% of the Hotel's net profit as required by the Lease for periods prior to the restructuring. Amounts due to the Partne ship will be remitted 20 days after the end of each month.

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

Restructuring expense note. In order to provide the Partnership with the funds to cover the costs of restructuring and ongoing administrative expenses, Lehman Lending Corp. has committed to lend the Partnership up to $1,000,000. Advances borrowed under this agreement will accrue interest at prime plus 1% and all principal and accrued interest will be due and payable on the maturity date of the Bank of Nova Scotia Note. The entire $1,000,000 is outstanding as of December 31, 1994 and 1993.

5. Note Payable
In order to effect the renovation program, the Partnership has obtained the consent of the First Mortgagee for various modifications of the first Mortgage Loan which permits the use of substantially all of the Partnership's reserve funds for reinvesting into the Hotel and also permits Hyatt Corporation to provide financing to the Partnership. In consideration for such consent, the Partnership paid a fee of $1,000,000 to the First Mortgagee which is evidenced by a note, bearing interest at 9.699%, compounded annually, due either upon the sale of the Hotel or December 31, 1991, whichever occurs first (see Note 6).
As a result of the Partnership's failure to pay the principal and accrued interest on December 31, 1991, the note was declared in default. The lender pursued its remedies under which, Lehman Holdings, Inc. ("LB Holdings"), formerly Shearson Lehman Holdings Inc., is required to make payment as guarantor of the note. LB Holdings fulfilled its commitment to repay the outstand ing balance in January 1992. The Partnership's obligation is included in Notes & Loans - Affiliates.

6. Transactions with Related Parties

Notes Payable. LB Holdings, an affiliate of the General Partner, has fulfilled it's guarantee of payment of the $1,000,000 plus interest thereon to the First Mortgagee (see Note 5). As a result, the Partnership is now obligated to LB Holdings in the amount of $1,341,502 in the form of a note which bears interest at 9.699% and becomes payable upon the sale of the property.

As required under the class action settlement, on March 4, 1991, an affiliate of the General Partner and the Partnership entered into the Settlement Loan up to a maximum of $10 million, bearing interest at an annual simple interest rate of 5%. Proceeds of the loan were to be used to the extent needed to fund operating and fixed expenses. On the effective date of the loan, $8,217,302 of the proceeds were used to retire an interim loan plus accrued interest. On July 12, 1991, the remaining proceeds of $1,782,698 were drawn and used to pay a portion of the interest with respect to the First Mortgage Loan indebtedness. As of December 31, 1994 and 1993, the full principal balance of $10,000,000 remains outstanding. The outstanding principal and accrued interest matures and becomes payable upon the sale of the property or upon a refinancing which provides proceeds sufficient to repay other existing indebtedness.

On July 12, 1991, a note was issued from an affiliate of the General Partner in the amount of $1,611,953 (the Supplemental Loan). The Supplemental Loan specifically provided for the proceeds to be used to pay a portion of the interest with respect to the First Mortgage Loan indebtedness. The note bears interest at an annual rate of prime plus 1%. The entire note balance remains outstanding at December 31, 1994 and 1993. The outstanding principal and accrued interest mature and become payable upon the sale of the Property or upon a refinancing which provides proceeds sufficient to repay other existing indebtedness.

The letter of default issued March 3, 1992 by the Bank of Nova Scotia also constituted an event of default under the Supplemental Loan. The default was cured through the restructuring of the Mortgage Loan Payable (see Note 4).

A summary of Notes and Loans - Affiliate is summarized as follows:

                                        1994            1993

        LB Holdings - Guarantee         $ 1,606,702     $ 1,464,646
        Settlement loan                  10,000,000      10,000,000
        Supplemental loan                 2,047,071       1,899,667
        Second Deed of Trust (Note 4)    34,237,863      30,844,921
        Restructuring note (Note 4)       1,000,000       1,000,000

                                        $48,891,636     $45,209,234


Fees and Compensation. The General Partner and its affiliates earned fees and compensation in connection with syndication and acquisition services rendered to the Partnership of approximately $10,000,000. Under the terms of the Partnership Agreement, the Partnership reimburses the General Partner, at cost, for the performance of certain administrative services provided by a third party. For the years ended December 31, 1994, 1993, and 1992, cost of such services were $37,325, $49,920, and $58,474 respectively. At December 31, 1994 and 1993, $28,342 and $17,372 were due to the General Partner for the performance of these services.

Cash. Cash reflected on the Partnership's balance sheet at December 31, 1994 was on deposit with an affiliate of the General Partner. Cash reflected on the Partnership's balance sheet at December 31, 1993 was on deposit with an unaffiliated party.

7. Reconciliation of Financial Statement Net Loss and Partners' Deficit to Federal Income Tax Basis Net Loss and Partners' Deficit

                                1994            1993            1992

Financial statement net loss    $(11,015,227)   $(12,404,566)   $(13,825,960)
Tax basis depreciation over
financial statement deprecation     (936,081)       (842,152)     (1,032,964)
Tax basis amortization over
financial statement amortization    (291,450)        (14,320)        (14,320)
Tax basis income from
forgiveness of debt over
financial statement income from
forgiveness of debt                        -               -         954,845
Financial statement replacement
reserve income over tax
basis income                               -        (924,996)       (862,498)
Financial statement legal costs
over tax basis legal costs                 -               -         879,520
Other                                  1,033          10,878         309,964

Federal income tax basis
net loss                        $(12,241,725)   $(14,175,156)   $(13,591,413)


Financial statement
partners' deficit               $(35,584,645)   $(24,569,418)   $(12,164,852)
Current year financial
statement net loss over
federal income tax basis
net loss                          (1,226,498)     (1,770,590)        234,547
Cumulative financial statement
net loss over federal income
tax basis net loss               (18,952,092)    (17,181,502)    (17,416,049)

Federal income tax basis
partners' deficit               $(55,763,235)   $(43,521,510)   $(29,346,354)


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

On December 18, 1990, the Delaware Chancery Court approved a settlement of the Consolidated Delaware Action which became effective March 4, 1991. The terms of the settlement called for Shearson to provide Unitholders cash distributions, to the extent the Hotel did not generate sufficient cash flow, of 1%, 3% and 4% of class members' capital contributions in 1990, 1991 and 1992, respectively. On March 8, 1991, the first of these distributions was paid to class member Limited Partners in the amount of $.10 per $10 Unit, on February 14, 1992, the second distribution under the settlement was paid in the amount of $.30 per $10 Unit, and on February 12, 1993 the third and final cash distribution under the settlement was paid in the amount of $.40 per $10 Unit. Shearson also agreed to lend the Partnership up to a maximum of $10 million to cover debt service and other operating expenses through January 4, 1993, and to pay plaintiffs' attorneys' fees and expenses up to $1,350,000 and $50,000 , respectively. As of December 31, 1991, the Partnership had borrowed and expended the full $10 million available under the Shearson Loan.

Subsequent to the settlement of the Consolidated Delaware Action, the California complaints were dismissed pursuant to a stipulation on January 3, 1991.

Report of Independent Accountants

To the Partners of
Union Square Hotel Partners, L.P.:

Our report on the financial statements of Union Square Hotel Partners, L.P. (formerly Shearson Union Square Associates, L.P.), a Delaware Limited Partnership, is included in this Form 10-K. In connection with our audit of such financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.


COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 24, 1995


UNION SQUARE HOTEL PARTNERS, L.P.
Schedule III - Real Estate and Accumulated Depreciation

December 31, 1994


                                                                Cost Capitalized
                                                                Subsequent
                                Initial Cost to Partnership     To Acquisition
                                -----------------------------   ---------------
                                                Buildings and   Buildings and
Description     Encumbrances    Land            Improvements    Improvements

Commercial
Property:
Partnership
Owned:

Hotel Complex
San Francisco,
CA              $124,991,222    $ 32,231,229    $ 95,496,243    $ 13,373,872


                $124,991,222    $ 32,231,229    $ 95,496,243    $ 13,373,872


UNION SQUARE HOTEL PARTNERS, L.P.
Schedule III - Real Estate and Accumulated Depreciation (cont.)

December 31, 1994

			Gross Amount at Which Carried at Close of Period


                                  Buildings and                 Accumulated
Description          Land         Improvements   Total          Depreciation

Commercial Property:
Partnership Owned:

Hotel Complex
San Francisco, CA    $ 32,231,229 $108,870,115   $141,101,344   $ 38,235,817


                     $ 32,231,229 $108,870,115   $141,101,344   $ 38,235,817

                                                           (2)            (1)


UNION SQUARE HOTEL PARTNERS, L.P.
Schedule III - Real Estate and Accumulated Depreciation

December 31, 1994


                                                        Life on which
                                                        Depreciation
                                                        in Latest
                        Date of         Date            Income Statements
Description             Construction    Acquired        is Computed

Commercial Property:
Partnership Owned:

Hotel Complex
San Francisco, CA       1973            1986            (3)



(1) For federal income tax purposes, the amount of accumulated depreciation is $66,772,934.

(2) For federal income tax purposes, the basis of land, building and personal property is $141,438,877.

(3)  Buildings and improvements - 40 years; personal property - 7 years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:        1994            1993            1992

Beginning of year               $139,715,348    $138,304,361    $137,791,285
Acquisitions                       1,385,996       1,410,987         513,076

End of year                     $141,101,344    $139,715,348    $138,304,361


Accumulated Depreciation:

Beginning of year               $ 33,222,871    $ 27,519,175    $ 21,466,169
Depreciation expense               5,012,946       5,703,696       6,053,006

End of year                     $ 38,235,817    $ 33,222,871    $ 27,519,175