Form 10-Q
period 1995-03-30
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1995-05-12
CIK 795879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549
	FORM 10-Q



(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995



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


INDEX

                                                                Page No.
PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Balance Sheets at March 31, 1995 and
                 December 31, 1994                              3

                Statement of Partners' Deficit for
                the three months ended March 31, 1995           3

		Statements of Operations for the three months
                 ended March 31, 1995 and 1994                  4

                Statements of Cash Flows for the three months
                ended March 31, 1995 and 1994                   5

		Notes to the Financial Statements		6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations   7


PART II	OTHER INFORMATION

        Items 1-6                                               9

        Signatures                                              10

Balance Sheets
                                        March 31,       December 31,
Assets                                  1995            1994

Real estate, at cost:
        Land                            $ 32,231,229    $ 32,231,229
        Building                          80,121,007      80,121,007
        Furniture, fixtures and
        equipment                         28,850,676      28,749,108

                                         141,202,912     141,101,344
Less-accumulated depreciation            (39,500,485)    (38,235,817)

                                         101,702,427     102,865,527

Cash                                       2,791,216       2,668,685
Replacement reserve receivable               279,557          89,506
Rent receivable                              559,173         194,244
Deferred charges, net of accumulated
        amortization of $3,503,322 in
        1995 and $3,388,028 in 1994          841,463         956,757

                Total Assets            $106,173,836    $106,774,719


Liabilities and Partners' Deficit

Liabilities:
        Accounts payable and
        accrued expenses                $     30,875    $     66,420
        Due to affiliates                     19,372          28,342
        Mortgage loan payable             70,000,000      70,000,000
        Accrued interest                  12,319,584      11,580,105
        Deferred interest                  8,382,254       8,020,283
        Notes and Loans - Affiliate       50,034,121      48,891,636
        Loan payable-Hyatt                 3,772,578       3,772,578

                Total Liabilities        144,558,784     142,359,364

Partners' Deficit:
        General Partner                   (1,067,069)     (1,039,066)
        Limited Partners                 (37,317,879)    (34,545,579)

                Total Partners' Deficit  (38,384,948)    (35,584,645)

                Total Liabilities and
                Partners' Deficit       $106,173,836    $106,774,719


Statement of Partners' Deficit
For the three months ended March 31, 1995

                                Limited         General
                                Partners        Partner         Total

Balance at December 31, 1994	$(34,545,579)	$(1,039,066)	$(35,584,645)
Net loss                          (2,772,300)       (28,003)      (2,800,303)

Balance at March 31, 1995	$(37,317,879)	$(1,067,069)	$(38,384,948)

Statements of Operations
For the three months ended March 31, 1995 and 1994



Income                                  1995            1994

Rental income:
        Operating income                $ 1,567,204     $ 1,003,489
        Replacement reserve                 291,619         267,972
Interest income                              31,550           5,795
Miscellaneous income                            650             760

        Total Income                      1,891,023       1,278,016

Expenses

Interest expense                          3,275,185       3,005,385
Depreciation and amortization             1,379,962       1,358,488
General and administrative                   36,179          38,948

        Total Expenses                    4,691,326       4,402,821


                Net Loss                $(2,800,303)    $(3,124,805)


Net Loss Allocated:

To the General Partner                  $   (28,003)    $   (31,248)
To the Limited Partners                  (2,772,300)     (3,093,557)

                                        $(2,800,303)    $(3,124,805)

Per limited partnership unit
        (7,174,100 outstanding):              $(.39)          $(.43)

Statements of Cash Flows
For the three months ended
March 31, 1995 and 1994

Cash Flows from Operating Activities:   1995            1994

Net loss                                $(2,800,303)    $(3,124,805)
Adjustments to reconcile net loss
to net cash provided by
(used for) operating activities:
     Depreciation and amortization        1,379,962       1,358,488
     Rental income from replacement
     reserve                               (291,619)       (267,972)
     Increase in deferred interest
     on loan payable-affiliate            1,142,485       1,022,125
     Increase (decrease) in cash
     arising from changes in operating
     assets and liabilities:
        Rent receivable                    (364,929)       (400,317)
        Receivable - life safety system           -           6,287
        Accounts payable and
        accrued expenses                    (35,545)         25,353
        Due to affiliates                    (8,970)          7,983
        Accrued and deferred interest     1,101,450       1,089,511

Net cash provided by (used for)
operating activities                        122,531        (283,347)

Cash Flows from Investing Activities:

     Proceeds from replacement
     reserve receivable                     101,568         141,060
     Additions to real estate              (101,568)       (141,060)

Net cash used for investing activities            -               -

Net increase (decrease) in cash             122,531        (283,347)
Cash at beginning of period               2,668,685       1,488,632

Cash at end of period                   $ 2,791,216     $ 1,205,285



Supplemental Disclosure of Cash Flow Information:

     Cash paid during the
     period for interest                $ 1,031,250     $   893,749


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1994, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).


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

There can be no assurance that the Partnership's hotel (the "Hotel" or "Property") will generate sufficient cash flow to enable the Partnership to satisfy its debt service obligations. The Partnership made its quarterly debt service payments, due on January 2, 1995 and April 3, 1995 to the Bank of Nova Scotia ("BNS"), with cash flow from operations. While the General Partner currently expects that the Partnership's cash flow will be sufficient to meet the minimum payment due on July 2, 1995 under the restructured terms of the Mortgage Loan, there can be no assurance that cash flow will continue to be sufficient to satisfy future payments. The General Partner is prepared to request financial support from an affiliate, Lehman Brothers Holdings Inc. ("Lehman Brothers Holdings"), to supplement cash flow from the Hotel should the need arise. Lehman Brothers Holdings has indicated that it would evaluate the need for additional funding on a quarterly basis.

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

At March 31, 1995, the Partnership had cash, which is held in an interest bearing account, of $2,791,216 compared to $2,668,685 at December 31, 1994. The increase primarily is due to the increase in cash provided by operating activities.

Replacement reserve receivable increased from $89,506 at December 31, 1994 to $279,557 at March 31, 1995, largely due to additions to the reserve exceeding expenditures for furniture, fixtures and equipment ("FF&E"). Rent receivable increased by $364,929 from December 31, 1994 to $559,173 at March 31, 1995, due to the increase in rent from operations and the timing of payments.

Accounts payable and accrued expenses decreased to $30,875 at March 31, 1995 compared with $66,420 at December 31, 1994, primarily due to the payment of taxes due to the City of San Francisco and the payment of audit fees accrued as of year-end 1994. Accrued interest increased to $12,319,584 at March 31, 1995 compared with $11,580,105 at December 31, 1994, which is the net of accrued interest expense for the period less the minimum interest payment made on January 3, 1995. Deferred interest increased from $8,020,283 at December 31, 1994 to $8,382,254 at March 31, 1995 and Notes and Loans - Affiliate increased from $48,891,636 at December 31, 1994 to $50,034,121 at March 31, 1995. These
accounts have increased due to compounding of interest on the principal balances.

Due to the earlier downturn in operating results of the Hotel, the General Partner suspended payment of cash distributions starting with the second quarter of 1988. Future distributions will be dependent on the Partnership's cash flow from operations and will be restricted until such time as the Hotel's cash flow reaches a sufficient level in excess of its debt service as required under the terms of the restructured Mortgage Loan.

Results of Operations

While the Hotel's operations have improved, it still operates in a highly competitive environment which continues to keep hotel profits and Partnership rental income reduced from pre-1988 levels. Operations during the quarter ended March 31, 1995, while improved over results for the corresponding period in 1994, continued to be affected by the strong competition in the San Francisco hotel market.

The average occupancy rate and average room rate for the three months ended March 31, 1995 were 78.6% and $136.97, respectively, compared to 71.7% and $137.30, respectively, for the corresponding period in 1994.

For the three months ended March 31, 1995, the Partnership incurred a net loss of $2,800,303 compared to a net loss of $3,124,805 for the corresponding period in 1994. The decrease in the Partnership's net loss is primarily attributable to an increase in income from operations and interest income, which was partially offset by an increase in interest expense and depreciation and amortization.

For the three months ended March 31, 1995, rental income included operating income of $1,567,204, compared to $1,003,489 for the same period in 1994. The improvement for the three months ended March 31, 1995 is largely due to improved Hotel operating results. Operating results were positively impacted by increases in room sales, food and beverage sales, telecommunication sales and other rental income, resulting from higher average occupancy at the Hotel during 1995 compared to 1994. Also contributing is the reduction of general operating and administrative expenses at the Hotel for the 1995 period.

Total expenses were $4,691,326 for the three months ended March 31, 1995, compared to $4,402,821 for the three months ended March 31, 1994. The increase primarily is due to higher interest expense resulting from the compounding of interest on the principal debt balance and an increase in the prime rate during 1994 and 1995.


PART II	OTHER INFORMATION


Items 1-5	Not applicable

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.


	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					UNION SQUARE HOTEL PARTNERS, L.P.

				BY:	UNION SQUARE/GP CORP.
					General Partner


Date: May 12, 1995
                                BY:     /s/Jeffrey C. Carter
                                Name:   Jeffrey C. Carter
                                Title:  President, Director and
                                        Chief Financial Officer