Form 10-Q
period 1995-06-30
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1995-08-14
CIK 795879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One) X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:    33-6678


                       UNION SQUARE HOTEL PARTNERS, L. P.
             (Exact name of registrant as specified in its charter)


         Delaware                                       13-3389008

 (State or other jurisdiction of                     (I.R.S. Employer
  Incorporation or organization)                    identification No.)

3 World Financial Center, 29th Floor, NY, NY
ATTN:  Andre Anderson                                      10285

(Address of principal executive offices)		(Zip code)

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



Balance Sheets


                                                    June 30,      December 31,
Assets                                                 1995              1994

Real estate, at cost:
  Land                                        $  32,231,229      $  32,231,229
  Building                                       80,121,007         80,121,007
  Furniture, fixtures and equipment              29,128,722         28,749,108

                                                141,480,958        141,101,344

Less accumulated depreciation                   (40,771,933)       (38,235,817)

                                                100,709,025        102,865,527

Cash                                              3,756,845          2,668,685
Replacement reserve receivable                      315,880             89,506
Rent receivable                                     444,877            194,244
Deferred charges, net of accumulated
  amortization of $3,618,615 in 1995
  and $3,388,028 in 1994                            726,170            956,757

    Total Assets                              $ 105,952,797      $ 106,774,719


Liabilities and Partners' Deficit

Liabilities:
  Accounts payable and accrued expenses       $      30,128      $      66,420
  Due to affiliates                                  28,621             28,342
  Mortgage loan payable                          70,000,000         70,000,000
  Accrued interest                               13,464,646         11,580,105
  Deferred interest                               8,382,254          8,020,283
  Notes and Loans - Affiliate                    51,026,363         48,891,636
  Loan Payable - Hyatt                            3,772,578          3,772,578

    Total Liabilities                           146,704,590        142,359,364

Partners' Deficit:
  General Partner                                (1,090,737)        (1,039,066)
  Limited Partners                              (39,661,056)       (34,545,579)

    Total Partners' Deficit                     (40,751,793)       (35,584,645)

  Total Liabilities and Partners' Deficit     $ 105,952,797      $ 106,774,719




Statement of Partners' Deficit
For the six months ended June 30, 1995

                                        Limited        General
                                       Partners        Partner           Total

Balance at December 31, 1994      $ (34,545,579)  $ (1,039,066)  $ (35,584,645)
Net loss                             (5,115,477)       (51,671)     (5,167,148)

Balance at June 30, 1995          $ (39,661,056)  $ (1,090,737)  $ (40,751,793)




Statements of Operations

                                   Three months ended         Six months ended
                                         June 30,                  June 30,
Income                              1995         1994         1995         1994

Rental income:
  Operating income           $ 2,005,082  $ 1,454,710  $ 3,572,286  $ 2,458,199
  Replacement escrow             314,369      283,877      605,988      551,849
Interest income                   38,893        6,837       70,443       12,632
Miscellaneous income                 710          690        1,360        1,450

    Total Income               2,359,054    1,746,114    4,250,077    3,024,130

Expenses

Interest expense               3,306,053    3,054,877    6,581,239    6,060,262
Depreciation and amortization  1,386,741    1,360,798    2,766,703    2,719,286
General and administrative        33,105       61,530       69,283      100,478

    Total Expenses             4,725,899    4,477,205    9,417,225    8,880,026


       Net Loss              $(2,366,845) $(2,731,091) $(5,167,148) $(5,855,896)


Net Loss Allocated:

To the General Partner       $   (23,668) $   (27,311) $   (51,671) $   (58,559)
To the Limited Partners       (2,343,177)  (2,703,780)  (5,115,477)  (5,797,337)

                             $(2,366,845) $(2,731,091) $(5,167,148) $(5,855,896)

Per limited partnership unit
  (7,174,100 outstanding):         $(.33)       $(.38)       $(.71)       $(.81)




Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                      1995           1994

Net loss                                           $ (5,167,148)  $ (5,855,896)
Adjustments to reconcile net loss
to net cash provided by (used for)
operating activities:
  Depreciation and amortization                       2,766,703      2,719,286
  Rental income from replacement escrow                (605,988)      (551,849)
  Increase in deferred interest on
    notes and loans-affiliate                         2,134,727      1,904,009
  Increase (decrease) in cash arising
    from changes in operating assets
    and liabilities:
      Rent receivable                                  (250,633)      (257,708)
      Receivable - life safety system                         0          6,287
      Accounts payable and accrued expenses             (36,292)        (8,690)
      Due to affiliates                                     279          7,877
      Accrued and deferred interest                   2,246,512      2,231,253

Net cash provided by operating activities             1,088,160        194,569

Cash Flows from Investing Activities:

  Proceeds from replacement reserve receivable          379,614        487,889
  Additions to real estate                             (379,614)      (487,889)

Net cash used for investing activities                        0              0

Net increase in cash                                  1,088,160        194,569
Cash at beginning of period                           2,668,685      1,488,632

Cash at end of period                              $  3,756,845   $  1,683,201


Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest         $  2,220,000   $  1,925,000



Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations and cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' deficit for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1994, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Note 1:

On July 3, 1995, a payment of $2,193,025 was made to the Bank of Nova Scotia ("BNS") representing the excess of rents received by the Partnership less disbursements for the period from July 1, 1994 through June 30, 1995, as defined in the Amended and Restated Promissory Note Secured by the Deed of Trust dated June 30, 1992. This payment will be applied toward reducing BNS's portion of the accrued interest on the Partnership's first mortgage.



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

There can be no assurance that the Partnership's hotel (the "Hotel" or "Property") will generate sufficient cash flow to enable the Partnership to satisfy its debt service obligations. On April 27, 1993, an affiliate, Lehman Brothers Holdings Inc. ("Lehman") elected not to renew the Guaranty of the minimum pay rate under the restructured Mortgage Loan for the year commencing July 4, 1993. The Partnership made its quarterly debt service payments, due on April 3, 1995 and July 3, 1995 to the Bank of Nova Scotia ("BNS"), with cash flow from operations. In addition, on July 3, 1995, a payment of $2,193,025 was made to BNS representing the excess of rents received by the Partnership less disbursements for the period from July 1, 1994 through June 30, 1995, as defined in the Amended and Restated Promissory Note Secured by the Deed of Trust dated June 30, 1992. This payment will be applied toward reducing BNS's portion of the accrued interest on the Partnership's first mortgage. The General Partner currently expects that the Partnership's cash flow will be sufficient to meet the minimum payment due on October 2, 1995 under the restructured terms of the Mortgage Loan. However, there can be no assurance that cash flow will continue to be sufficient to satisfy future payments, and the General Partner is prepared to request financial support from Lehman to supplement cash flow from the Hotel should the need arise. Lehman has indicated that it would evaluate the need for additional funding on a quarterly basis. Lehman is not contractually committed to provide any cash funding or other financial support for the Partnership or the Hotel, and may or may not elect to, based upon prevailing business conditions or any other considerations at the time any request is made. Thus, the General Partner can provide no assurances whatsoever with respect to Lehman's willingness to provide any cash funding or any other form of financial support in the future.

The General Partner anticipates the need for continued interest accruals and deferrals pursuant to the Restructuring, for the foreseeable future. This accrual of interest may affect the Partnership's ability to refinance and/or sell the Hotel at a price which enables the repayment of the Partnership's restructured debt, including accrued and deferred interest. There are no assurances that the Partnership's debt may be restructured to provide a maturity date beyond its current maturity date of January 2, 1997. Nor is there any assurance that if the debt is restructured to provide an extended maturity date, the restructured debt will continue to provide for the accrual of interest. In order for Limited Partners to receive any additional cash distributions, the value of the Hotel will need to be in excess of all Partnership debt, including accrued interest, by either the January 2, 1997 maturity date for that debt or any extended maturity date that may result from any restructuring of that debt. A number of factors including, without limitation, general economic conditions, factors affecting the hotel industry in the San Francisco Bay area, and natural disasters have in the past and may in the future affect the value of the Hotel. Although the Hotel's business has improved on a relative basis in recent years, there is no assurance whatsoever that the Hotel will have a value in the future sufficient to either restructure the debt to extend its maturity or to enable the Hotel to be sold for an amount that would be in excess of the debt in order to provide any surplus for distribution to the Limited Partners.

At June 30, 1995, the Partnership had cash, which is held in an interest-bearing account, of $3,756,845 compared to $2,668,685 at December 31, 1994. The increase is due primarily to an increase in cash provided by operating activities resulting from an increase in Hotel operating income provided to the Partnership.

Replacement reserve receivable increased from $89,506 at December 31, 1994 to $315,880 at June 30, 1995, largely due to additions to the reserve exceeding expenditures for furniture, fixtures and equipment ("FF&E"). Rent receivable increased by $250,633 from December 31, 1994 to $444,877 at June 30, 1995, due to the increase in rent from operations and the timing of payments.

Accounts payable and accrued expenses decreased to $30,128 at June 30, 1995 compared with $66,420 at December 31, 1994, primarily due to the payment of taxes due to the City of San Francisco and the payment of audit fees accrued as of year-end 1994. Accrued interest increased to $13,464,646 at June 30, 1995 compared with $11,580,105 at December 31, 1994. The change primarily represents the net of accrued interest expense for the period less the minimum interest payments made on January 3, 1995 and April 3, 1995. Subsequent to the end of the second quarter of 1995, accrued interest was reduced by the payment made to BNS on July 3, 1995 representing excess cash flow. Deferred interest increased from $8,020,283 at December 31, 1994 to $8,382,254 at June 30, 1995
and Notes and Loans - Affiliate increased from $48,891,636 at December 31, 1994 to $51,026,363 at June 30, 1995. These accounts have increased due to compounding of interest on the principal balances.

The General Partner suspended payment of cash distributions starting with the second quarter of 1988. Future distributions will be dependent on the Partnership's cash flow from operations and will be restricted until such time as the Hotel's cash flow reaches a sufficient level in excess of its debt service as required under the terms of the restructured Mortgage Loan.

Results of Operations

While operations have improved, the Hotel still operates in a competitive environment which continues to keep Hotel profits and Partnership rental income reduced from pre-1988 levels. The average occupancy rate and average room rate for the six months ended June 30, 1995 were 79.61% and $141.56, respectively, compared to 72.96% and $138.55, respectively, for the corresponding period in 1994.

For the three and six months ended June 30, 1995, the Partnership incurred a net loss of $2,366,845 and $5,167,148, respectively, compared to a net loss of $2,731,091 and $5,855,896, respectively, for the three and six months ended June 30, 1994. The decrease in the Partnership's net loss is primarily attributable to an increase in rental income and interest income and a decrease in general and administrative expenses, which was partially offset by an increase in interest expense and depreciation and amortization.

For the three and six months ended June 30, 1995, rental income included operating income of $2,005,082 and $3,572,286, respectively, compared to $1,454,710 and $2,458,199, respectively, for the same periods in 1994. The improvement in 1995 is largely due to improved Hotel operating results. Operating results were positively impacted by higher average occupancy and room rates at the Hotel during 1995 compared to 1994, which resulted in increases in room sales, food and beverage sales, telecommunication sales and other rental income for the 1995 period. Interest income for the three and six months ended June 30, 1995 was $38,893 and $70,443, respectively, compared with $6,837 and $12,632, respectively, for the same periods in 1994. The increases in 1995 are due primarily to the higher cash balances being maintained by the Partnership and higher interest rates.

Total expenses were $4,725,899 and $9,417,225, respectively, for the three and six months ended June 30, 1995, compared to $4,477,205 and $8,880,026, respectively, for the three and six months ended June 30, 1994. The increases primarily are due to higher interest expense resulting from the compounding of interest on the principal debt balance and an increase in the prime rate during 1994 and through June 1995, which was partially offset by a decrease in general and administrative expenses.






PART II       OTHER INFORMATION


Items 1-5     Not applicable

Item 6        Exhibits and reports on Form 8-K.

              (a)  Exhibits - None

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.




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



                                     UNION SQUARE HOTEL PARTNERS, L.P.

                                BY:  UNION SQUARE/GP CORP.
                                     General Partner





Date:  August 11, 1995          BY:  /s/Jeffrey C. Carter
                              Name:  Jeffrey C. Carter
                             Title:  President, Director and Chief
                                     Financial Officer