Form 10-Q
period 1995-09-30
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1995-11-14
CIK 795879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q



(Mark One) X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:    33-6678


                       UNION SQUARE HOTEL PARTNERS, L. P.

             (Exact name of registrant as specified in its charter)


         Delaware                                       13-3389008

 (State or other jurisdiction of                     (I.R.S. Employer
  Incorporation or organization)                    identification No.)

3 World Financial Center, 29th Floor, NY, NY
Attention: Andre Anderson                                  10285

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





Balance Sheets


                                             September 30,        December 31,
Assets                                               1995                1994

Real estate, at cost:
  Land                                      $  32,231,229       $  32,231,229
  Building                                     80,121,007          80,121,007
  Furniture, fixtures and equipment            29,293,924          28,749,108

                                              141,646,160         141,101,344

Less accumulated depreciation                 (41,975,705)        (38,235,817)

                                               99,670,455         102,865,527

Cash                                            2,266,481           2,668,685
Replacement reserve receivable                    466,457              89,506
Rent receivable                                   805,504             194,244
Deferred charges, net of accumulated
  amortization of $3,733,910 in 1995
  and $3,388,028 in 1994                          610,875             956,757

Total Assets                                $ 103,819,772       $ 106,774,719


Liabilities and Partners' Deficit

Liabilities:
  Accounts payable and accrued expenses     $      78,726       $      66,420
  Due to affiliates                                34,372              28,342
  Mortgage loan payable                        70,000,000          70,000,000
  Accrued interest                             11,967,879          11,580,105
  Deferred interest                             8,802,647           8,020,283
  Notes and Loans - Affiliate                  52,021,255          48,891,636
  Loan Payable - Hyatt                          3,772,578           3,772,578

    Total Liabilities                         146,677,457         142,359,364

Partners' Deficit:
  General Partner                              (1,111,796)         (1,039,066)
  Limited Partners                            (41,745,889)        (34,545,579)

     Total Partners' Deficit                  (42,857,685)        (35,584,645)

  Total Liabilities and Partners' Deficit   $ 103,819,772       $ 106,774,719




Statement of Partners' Deficit
For the nine months ended September 30, 1995

                                      Limited         General
                                     Partners         Partner            Total

Balance at December 31, 1994    $ (34,545,579)   $ (1,039,066)   $ (35,584,645)
Net loss                           (7,200,310)        (72,730)      (7,273,040)

Balance at September 30, 1995   $ (41,745,889)   $ (1,111,796)   $ (42,857,685)




Statements of Operations

                                 Three months ended          Nine months ended
                                    September 30,               September 30,
Income                           1995          1994          1995          1994

Rental income:
  Operating income        $ 2,268,521   $ 1,476,502   $ 5,840,807   $ 3,934,701
  Replacement escrow          315,779       279,999       921,767       831,848
  Interest income              18,394         6,548        88,837        19,180
  Miscellaneous income            630           805         1,990         2,255

      Total Income          2,603,324     1,763,854     6,853,401     4,787,984

Expenses

Interest expense            3,280,293     3,082,993     9,861,532     9,143,255
Depreciation and
  amortization              1,319,067     1,384,507     4,085,770     4,103,793

General and administrative    109,856        47,982       179,139       148,460

      Total Expenses        4,709,216     4,515,482    14,126,441    13,395,508


            Net Loss      $(2,105,892)  $(2,751,628)  $(7,273,040)  $(8,607,524)


Net Loss Allocated:

To the General Partner    $   (21,059)  $   (27,516)  $   (72,730)  $   (86,075)
To the Limited Partners    (2,084,833)   (2,724,112)   (7,200,310)   (8,521,449)

                          $(2,105,892)  $(2,751,628)  $(7,273,040)  $(8,607,524)

Per limited partnership unit
 (7,174,100 outstanding):       $(.29)        $(.38)       $(1.00)       $(1.19)



Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                     1995            1994

Net loss                                          $ (7,273,040)   $ (8,607,524)
Adjustments to reconcile net loss
to net cash used for operating activities:
  Depreciation and amortization                      4,085,770       4,103,793
  Rental income from replacement escrow               (921,767)       (831,848)
  Increase in deferred interest on
    notes and loans-affiliate                        3,129,619       2,791,145
  Increase (decrease) in cash arising
    from changes in operating assets
    and liabilities:
       Rent receivable                                (611,260)       (589,179)
       Receivable - life safety system                       0           6,287
       Accounts payable and accrued expenses            12,306         (12,502)
       Due to affiliates                                 6,030               0
       Accrued and deferred interest                 1,170,138       2,990,777

Net cash used for operating activities                (402,204)       (149,051)

Cash Flows from Investing Activities:

  Proceeds from replacement reserve receivable         544,816       1,010,653
  Additions to real estate                            (544,816)     (1,010,653)

Net cash used for investing activities                       0               0

Net decrease in cash                                  (402,204)       (149,051)
Cash at beginning of period                          2,668,685       1,488,632

Cash at end of period                             $  2,266,481    $  1,339,581


Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest        $  5,561,775    $  3,361,333



Notes to the Financial Statements


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' deficit for the nine months ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership's liquidity and capital resources were substantially impacted by the funding of the Renovation Plan which was completed in January 1990 (the "Renovation Plan") and extensive borrowing subsequent to the initial offering. Combined with weak results from operations since 1989, these factors led to a default by the Partnership on its January 2, 1992 debt-service payment with respect to its $70 million first mortgage loan (the "Mortgage Loan"). This default created other defaults under the Partnership's subordinate financings. Effective June 30, 1992, a restructuring of the Partnership's indebtedness and property leasing arrangements (the "Restructuring") was successfully executed resulting in the waiver or cure of each of the Partnership's defaults.

There can be no assurance that the Partnership's hotel (the "Hotel" or "Property") will generate sufficient cash flow to enable the Partnership to satisfy its future debt service obligations. On April 27, 1993, an affiliate of the General Partner, Lehman Brothers Holdings Inc. ("Lehman"), elected not to renew the Guaranty of the minimum pay rate under the restructured Mortgage Loan for the year commencing July 4, 1993. The Partnership made its quarterly debt service payments, due on July 3, 1995 and October 2, 1995 to the Bank of Nova Scotia ("BNS"), with cash flow from operations. In addition, on July 3, 1995, a payment of $2,193,025 was made to BNS representing the excess of rents received by the Partnership less disbursements for the period from July 1, 1994 through June 30, 1995, as defined in the Amended and Restated Promissory Note Secured by the Deed of Trust dated June 30, 1992. This payment was applied toward reducing BNS's portion of the accrued interest on the Partnership's first mortgage. Pursuant to the terms of the June 1992 debt restructuring, the pay rate for the minimum interest payment will increase from 8.5% to 9.699% effective January 2, 1996. The General Partner currently expects that the Partnership's cash flow should be sufficient to meet the minimum payment due on January 2, 1996 under the restructured terms of the Mortgage Loan. However, there can be no assurance that cash flow will continue to be sufficient to satisfy future payments, and the General Partner is prepared to request financial support from Lehman to supplement cash flow from the Hotel should the need arise. Lehman has indicated that it would evaluate the need for additional funding on a quarterly basis. Lehman is not contractually committed to provide any cash funding or other financial support for the Partnership or the Hotel, and may or may not elect to provide financial support, based upon prevailing business conditions or any other considerations at the time any request is made. Thus, the General Partner can provide no assurances whatsoever with respect to Lehman's willingness to provide any cash funding or any other form of financial support in the future.

The General Partner anticipates the need for continued interest accruals and deferrals pursuant to the Restructuring for the foreseeable future. This accrual of interest may affect the Partnership's ability to refinance and/or sell the Hotel at a price which enables the repayment of the Partnership's restructured debt, including accrued and deferred interest. There are no assurances that the Partnership's debt may be restructured to provide a maturity date beyond its current maturity date of January 2, 1997. Nor is there any assurance that if the debt is restructured to provide an extended maturity date, the restructured debt will continue to provide for the accrual of interest. In order for Limited Partners to receive any additional cash distributions, the net proceeds from a sale of the Hotel will need to be in excess of all Partnership debt, including accrued interest, by either the January 2, 1997 maturity date for that debt or any extended maturity date that may result from any restructuring of that debt. A number of factors including, without limitation, general economic conditions, factors affecting the hotel industry in the San Francisco Bay area, and natural disasters have in the past and may in the future affect the value of the Hotel. Although the Hotel's business has improved on a relative basis in recent years, there is no assurance whatsoever that the Hotel will have a value in the future sufficient to either restructure the debt to extend its maturity or to enable the Hotel to be sold for an amount that would be in excess of the debt in order to provide any surplus for distribution to the Limited Partners.

At September 30, 1995, the Partnership had cash, which is held in an interest-bearing account, of $2,266,481 compared to $2,668,685 at December 31, 1994. The decrease is due primarily to a decrease in cash provided by operating activities resulting from the payment on July 2, 1995 to BNS representing excess rents received by the Partnership.

Replacement reserve receivable increased from $89,506 at December 31, 1994 to $466,457 at September 30, 1995, largely due to additions to the reserve exceeding expenditures for furniture, fixtures and equipment ("FF&E"). Rent receivable increased by $611,260 from December 31, 1994 to $805,504 at September 30, 1995, due to the increase in rent from operations and the timing of payments. Accounts payable and accrued expenses increased to $78,726 at September 30, 1995 compared with $66,420 at December 31, 1994, primarily due to the payment of audit fees and the accrual of professional fees for 1995, partially offset by the payment of taxes due to the City of San Francisco. Accrued interest increased to $11,967,879 at September 30, 1995 compared with $11,580,105 at December 31, 1994. The change primarily represents the net of accrued interest expense for the period less the minimum interest payments made on January 3, 1995, April 3, 1995 and July 3, 1995, as well as the additional interest payment made on July 3, 1995. Deferred interest increased from $8,020,283 at December 31, 1994 to $8,802,647 at September 30, 1995 and Notes
and Loans - Affiliate increased from $48,891,636 at December 31, 1994 to $52,021,255 at September 30, 1995. These accounts have increased due to compounding of unpaid interest on the principal balances.

Results of Operations

While operations have improved, the Hotel still operates in a competitive environment which continues to keep Hotel profits and Partnership rental income reduced from pre-1988 levels. The average occupancy rate and average room rate for the nine month period ended September 30, 1995 were 81.2% and $141.88, respectively, compared to 74.7% and $138.46, respectively, for the corresponding period in 1994.

For the three and nine month periods ended September 30, 1995, the Partnership incurred net losses of $2,105,892 and $7,273,040, respectively, compared to net losses of $2,751,628 and $8,607,524, respectively, for the three and nine month periods ended September 30, 1994. The decrease in the Partnership's net loss is primarily attributable to an increase in rental income, which was partially offset by an increase in interest expense and general and administrative expenses.

For the three and nine month periods ended September 30, 1995, rental income included operating income of $2,268,521 and $5,840,807, respectively, compared to $1,476,502 and $3,934,701, respectively, for the same periods in 1994. The improvement in 1995 is largely due to improved Hotel operating results. Operating results were positively impacted by higher average occupancy and room rates at the Hotel during 1995 compared to 1994, which resulted in increases in room sales, food and beverage sales, telecommunication sales and other rental income for the 1995 period. Interest income for the three and nine month periods ended September 30, 1995 was $18,394 and $88,837, respectively, compared with $6,548 and $19,180, respectively, for the same periods in 1994. The increases in 1995 are due primarily to the higher cash balances being maintained by the Partnership and higher interest rates.

Total expenses were $4,709,216 and $14,126,441, respectively, for the three and nine month periods ended September 30, 1995, compared to $4,515,482 and $13,395,508, respectively, for the three and nine month periods ended
September 30, 1994. The increases primarily are due to higher general and administrative expenses and higher interest expense resulting from the compounding of interest on the principal debt balance and an increase in the prime rate during 1994 and 1995. These increases were partially offset by lower depreciation and amortization.



PART II      OTHER INFORMATION


Items 1-5    Not applicable

Item 6       Exhibits and reports on Form 8-K.

             (a)  Exhibits

                  (27) Financial Data Schedule

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.





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



                                     UNION SQUARE HOTEL PARTNERS, L.P.

                                BY:     UNION SQUARE/GP CORP.
                                        General Partner





Date:   November 14, 1995       BY:     /s/Jeffrey C. Carter
                              Name:     Jeffrey C. Carter
                             Title:     President, Director and Chief
                                        Financial Officer



</TEXT