Form 10-K
period 1995-12-31
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1996-04-01
CIK 795879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

	For the fiscal year ended December 31, 1995
OR

[ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

Commission file number:  33-6678



	UNION SQUARE HOTEL PARTNERS, L. P.
	Exact name of registrant as specified in its charter


Delaware                                13-3389008
State or other jurisdiction
of incorporation or organization        I.R.S. Employer Identification No.

ATTN:  Andre Anderson
3 World Financial Center, 29th Floor, New York, New York        10285
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

Documents Incorporated by Reference:

Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.

PART I


Item 1.  Business

(a)	General Development of Business.

Union Square Hotel Partners, L.P. (the "Partnership), formerly Shearson Union Square Associates L.P. (see Item 10. "Certain Matters Involving Affiliates"), is a Delaware limited partnership formed in June 1986. The general partner of the Partnership is Union Square/GP Corp. (the "General Partner"), formerly Shearson Union Square/GP Corp. (see Item 10. "Certain Matters Involving Affiliates"), a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman"), formerly Shearson Lehman Brothers Inc. (see Item 10. "Certain Matters Involving Affiliates"). The Partnership was formed to acquire the Hyatt on Union Square (the "Property" or "Hotel") located in San Francisco, California and operated under a long-term lease (the "Operating Lease") by California Hyatt Corporation ("California Hyatt"), a subsidiary of Hyatt Corporation ("Hyatt"). The Hotel was renamed the Grand Hyatt San Francisco on February 1, 1990. The Hotel is a 693-room hotel located on Stockton Street between Post Street and Sutter Street in the Union Square area of San Francisco. The Hotel includes 22,000 square feet of meeting room, conference and banquet facilities and has two full service restaurants and one lounge. See Note 3 to the Financial Statements contained herein at Item 8 for additional information concerning the Hotel and the Operating Lease.

Between September 24, 1986, the date of the initial closing, and March 26, 1987, the date of the final closing, 7,174,100 depositary units of limited partnership interest ("Units", holders of Units are herein referred to as "Unitholders") were issued. The net proceeds of the offering, after payment of offering and organization costs and acquisition fees, aggregated $67,650,091.

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

Renovation Plan. Incorporated by reference to Note 3 "Real Estate" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under
Item 14.

The Restructuring. Incorporated by reference to Note 4 "Restructuring Agreement" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.

(b)     Financial Information About Industry Segments.
The Partnership's sole business is to own and lease the Hotel that is operated by California Hyatt under the Operating Lease. All of the Partnership's revenues and assets relate solely to such industry segment.

(c)	Narrative Description of Business.
The Partnership's principal objectives were to (i) provide quarterly cash distributions, a portion of which were anticipated to be non-taxable due to depreciation deductions, (ii) preserve and protect capital and (iii) achieve long-term appreciation in the value of the Property for distribution upon sale. However, due to the poor economic conditions in the hospitality industry and the resulting decline in the Hotel's operations and Partnership operations (including recurring losses and interest accrued), objective (i) has not been achieved and it is unlikely that objectives (ii) and (iii) can be achieved.

Competition.
The Hotel operates in a highly competitive market. The Partnership has identified 21 existing first-class and luxury properties with a total of approximately 12,885 guest rooms which are competitive with the Hotel in San Francisco.

The Westin St. Francis, the Hyatt Regency, the Fairmont Hotel, the Ritz Carlton and the Sheraton Palace with a total of 3,485 guest rooms are considered by the Partnership to be primary competitors. These hotels are considered primary competitors due to their size, meeting facilities and market mix relative to the Hotel. The remaining 16 properties, with a total of approximately 9,400 rooms, are considered by the Partnership to be secondary competitors which compete with the Hotel to a lesser degree.

Eight hotels, the Ritz Carlton, the Sheraton Palace, the Mandarin Hotel, the Pan Pacific Hotel (formerly the Portman Hotel), the Nikko Hotel, the Park Hyatt, the San Francisco Marriott and the Hyatt Fisherman's Wharf opened after the Partnership commenced operations. These hotels have a total of 4,110 rooms and compete in varying degrees with the Hotel.

Information with respect to market conditions in the area where the Hotel is located is incorporated by reference to the section entitled Message to Investors of the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.

Employees.
The Partnership's business is managed by the General Partner, and the Partnership has no employees. The Hotel's staff are employees of California Hyatt.


Item 2.  The Property
Incorporated by reference to Note 3 "Real Estate" of the Notes to the Financial Statements and Contents page contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under
Item 14.


Item 3.  Legal Proceedings

Incorporated by reference to Note 8 "Litigation" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.


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

(b) Holders.  The number of Unitholders as of December 31, 1995 was 5,771.

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

Pursuant to the settlement of class actions against the Partnership and others (the "Settlement"), Shearson paid cash distributions to class member Limited Partners, in the amount of $.40 per Unit on February 12, 1993, $.30 per Unit on February 14, 1992 and $.10 per Unit on March 8, 1991. Additional information about the Settlement is incorporated by reference to Note 8 "Litigation" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under
Item 14.

Item 6.  Selected Financial Data
Selected Partnership financial data for the five years ended December 31 is shown below. This data should be read in conjunction with the Partnership's financial statements which are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14.

                              For the Years ending December 31,
             1995         1994         1993         1992         1991

Total Income $  9,051,456 $  7,005,899 $  5,412,650 $  4,255,525 $  2,841,245

Net Loss       (9,717,080) (11,015,227  (12,404,566) (13,825,960) (15,257,829)

Net Loss Per
Unit(1)             (1.34)       (1.52)       (1.71)       (1.91)       (2.11)

Long-term
obligations
(2)           135,589,637  130,684,497  126,508,947  122,783,001  111,644,711

Total Assets  103,454,110  106,774,719  109,887,083  115,656,493  120,254,329

Cash
Distributions
Per Unit (1)          .00          .00          .00          .40(3)       .30(3)

(1)	Based on 7,174,100 units outstanding.

(2) Accrued interest is not included in long-term obligations with the exception of interest accrued on the Loan Payable which, according to the original terms thereof, is not payable currently. In addition, pursuant to the Restructuring, past due interest on the Mortgage Loan is being deferred and will be due and payable upon maturity of the Mortgage Loan. Accordingly, such deferred interest is included as a long-term obligation.

(3)	Paid by Shearson pursuant to the Settlement.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership has suffered continuing losses, including losses incurred each year since the date of the Restructuring (as defined herein). Although the Partnership has met the minimum debt service payments required by the Restructuring, income from the Hotel's operations has not been adequate to fund all accrued interest and other debt service obligations of the Partnership, resulting in losses and an increasing level of indebtedness for each of the years since the date of the Restructuring.

As a result of these losses and increasing aggregate indebtedness, and the impending January 2, 1997 maturity date of the Partnership's principal secured Mortgage Loan, the financial statements presented with this 10-K Annual Report have been qualified by the Partnership's independent accountants, Cooper's & Lybrand, L.L.P., by rendering a "going concern" opinion. The financial statements do not reflect any impact upon the Partnership's business or financial condition that would result from the Partnership's cessation of the active conduct of business as a going concern nor the occurrence of a bankruptcy filing or foreclosure proceeding. The values reflected on the financial statements for the Hotel and other Partnership property and various other elements of the Partnership's financial condition would be adversely impacted by the cessation of business as a going concern.

The Partnership's liquidity and capital resources were substantially impacted by the funding of the Renovation Plan which was completed in January 1990 (the "Renovation Plan") and extensive borrowing subsequent to the initial offering. Combined with poor hotel market conditions and weak results from operations since 1989, these factors led to a default by the Partnership on its January 2, 1992 debt service payment with respect to its $70 million first mortgage loan (the "Mortgage Loan"). This default created other defaults under the Partnership's subordinate financings. Effective June 30, 1992, a restructuring of the Partnership's indebtedness and property leasing arrangements (the "Restructuring") was successfully executed resulting in the waiver or cure of each of the Partnership's defaults.

There can be no assurance that the Partnership's Hotel will generate sufficient cash flow to enable the Partnership to satisfy its future debt service obligations. On April 27, 1993, an affiliate of the General Partner, Lehman Brothers Holdings Inc. ("Lehman"), elected not to renew the Guaranty of the minimum pay rate under the restructured Mortgage Loan for the year commencing July 4, 1993. The Partnership made its quarterly debt service payments, due on January 2, 1995, April 2, 1995, July 3, 1995 and October 2, 1995, as well as the quarterly debt service payment due on January 2, 1996, to the Bank of Nova Scotia ("BNS") with cash flow from operations. In addition, on July 3, 1995, a payment of $2,193,025 was made to BNS representing the excess of rents received by the Partnership less disbursements for the period from July 1, 1994 through June 30, 1995, as defined in the Amended and Restated Promissory Note Secured by the Deed of Trust dated June 30, 1992. This payment was applied toward reducing BNS's portion of the accrued interest on the Partnership's first mortgage. Pursuant to the terms of the Restructuring, the pay rate for the minimum interest payment increased from 8.5% to 9.699% effective January 2, 1996. Other interest continues to accrue. The General Partner currently expects that the Partnership's cash flow should be sufficient to meet the minimum payment due on April 2, 1996 under the restructured terms of the Mortgage Loan. However, there can be no assurance that cash flow will continue to be sufficient to satisfy future payments, and the General Partner is prepared to request financial support from Lehman to supplement cash flow from the Hotel should the need arise. Lehman has indicated that it would evaluate the need for additional funding on a quarterly basis. Lehman is not contractually committed to provide any cash funding or other financial support for the Partnership or the Hotel, and may or may not elect to provide financial support, based upon prevailing business conditions or any other considerations at the time any request is made. Thus, the General Partner can provide no assurances whatsoever with respect to Lehman's willingness to provide any cash funding or any other form of financial support in the future.

The General Partner anticipates the need for continued interest accruals and deferrals pursuant to the Restructuring for the foreseeable future. This accrual of interest may affect the Partnership's ability to refinance and/or sell the Hotel at a price which enables the repayment of the Partnership's restructured debt, including accrued and deferred interest. There are no assurances that the Partnership's debt may be restructured to provide a maturity date beyond its current maturity date of January 2, 1997. Nor is there any assurance that if the debt is restructured to provide an extended maturity date, the restructured debt will continue to provide for the accrual of interest. In order for Limited Partners to receive any additional cash distributions, the net proceeds from a sale of the Hotel will need to be in excess of all Partnership debt, including accrued interest, by either the January 2, 1997 maturity date for that debt or any extended maturity date that may result from an y restructuring of that debt. A number of factors including, without limitation, general economic conditions, factors affecting the hotel industry in the San Francisco Bay area, and natural disasters have in the past and may in the future affect the value of the Hotel. Although the Hotel's business has improved on a relative basis in recent years, there is no assurance whatsoever that the Hotel will have a value in the future sufficient to either restructure the debt to extend its maturity or to enable the Hotel to be sold for an amount that would be in excess of the debt in order to provide any surplus for distribution to the Limited Partners. The General Partner is currently investigating all viable alternatives with respect to the impending maturity of the Partnership's debt in January 1997. These options include possibly selling the Hotel, negotiating a suitable restructuring or extension of the existing mortgages or refinancing a portion of the existing mortgages and restructuring the remaining Partnership indebtedness. However, there can be no assurance that any of these will be achieved, or in the event the Partnership is unable to implement a satisfactory solution, that the lenders will not initiate foreclosure proceedings. Should the Partnership be faced with a foreclosure of the Hotel, the General Partner will make a determination as to whether it is in the best interest of the Partnership to file for protection under Chapter 11 of the United States Bankruptcy Code.

At December 31, 1995, the Partnership had cash and cash equivalents, which are held in an interest-bearing account, of $3,378,174 compared to $2,668,685 at December 31, 1994. The increase is due primarily to an increase in rental income from operations for 1995.

A reserve account has been established on behalf of the Partnership to cover certain costs for replacement of furniture and equipment at the Hotel and is noted as "Replacement reserve receivable" on the Partnership's balance sheet. Replacement reserve receivable increased from $89,506 at December 31, 1994 to $500,440 at December 31, 1995, largely due to additions to the reserve exceeding expenditures for furniture, fixtures and equipment ("FF&E"). Rent receivable increased by $124,382 from December 31, 1994 to $318,626 at December 31, 1995, due to the increase in rent from operations and the timing of payments.

Accounts payable and accrued expenses decreased to $41,645 at December 31, 1995 compared with $66,420 at December 31, 1994, primarily due to the accrual of professional fees during 1994, and the taxes due to the City of San Francisco which were accrued for at December 31, 1994. Accrued interest increased to $13,104,156 at December 31, 1995 compared with $11,580,105 at December 31, 1994. The change primarily represents the net of accrued interest expense for the period less the minimum interest payments made on January 3, 1995, April 3, 1995, July 3, 1995 and October 2, 1995, as well as the additional interest payment made on July 3, 1995. Deferred interest increased from $8,020,283 at December 31, 1994 to $8,800,319 at December 31, 1995 and Notes and Loans - Affiliate increased from $48,891,636 at December 31, 1994 to $53,016,740 at December 31, 1995. These accounts have increased due to compounding of unpaid interest on the principal balances.

Results of Operations

1995 versus 1994
While operations have improved, the Hotel still operates in a competitive environment which continues to keep Hotel profits and Partnership rental income reduced from pre-1988 levels. The average occupancy rate and average room rate for the year ended December 31, 1995 were 81.3% and $142.25, respectively, compared to 75.5% and $141.17, respectively, for 1994.

For the year ended December 31, 1995, the Partnership incurred a net loss of $9,717,080, compared to a net loss of $11,015,227 for the year ended December 31, 1994. The decrease in the Partnership's net loss is primarily attributable to an increase in rental income and interest income, which was partially offset by an increase in interest expense.

For the year ended December 31, 1995, rental income included operating income of $7,677,616, compared to $5,816,107 for the same period in 1994. The improvement for the year ended December 31, 1995 is largely due to improved Hotel operating results. Operating results were positively impacted by higher average occupancy and room rates at the Hotel during 1995 compared to 1994, which resulted in increases in room sales, food and beverage sales, telecommunication sales and other rental income for 1995. Interest income for the year ended December 31, 1995 was $123,210, compared with $39,454 for the same period in 1994. The increase in 1995 is due primarily to the higher cash balances being maintained by the Partnership and higher interest rates.

Total expenses were $18,768,536 for the year ended December 31, 1995, compared to $18,021,126 for the year ended December 31, 1994. The increase primarily is due to higher interest expense resulting from the compounding of interest on the principal debt balance and an increased prime rate during 1995. This increase was partially offset by lower depreciation and amortization.

1994 versus 1993
Operations during the year ended December 31, 1994, while improved over results for the corresponding period in 1993, continued to be affected by a combination of reduced travel and strong competition in the San Francisco hotel market.

The average occupancy rate and average room rate for the year ended December 31, 1994 were 75.45% and $141.17, respectively, compared to 71.42% and $138.43, respectively, for the corresponding period in 1993.

For the year ended December 31, 1994, the Partnership incurred a net loss of $11,015,227 compared to a net loss of $12,404,566 for the year ended December 31, 1993. The decrease in the Partnership's net loss was primarily attributable to an increase in income from operations and a decrease in depreciation and amortization due to a portion of personal property becoming fully depreciated, which was partially offset by an increase in interest expense.

For the year ended December 31, 1994, rental income included operating income of $5,816,107 compared to $4,045,593 for the same period in 1993. The improvement for the year ended December 31, 1994 was largely due to improved Hotel operating results. Operating results were positively impacted by increases in room sales, telecommunication sales and other rental income, resulting from higher average occupancy and room rates at the Hotel during 1994 compared to 1993. Also contributing was the reduction of room, food and beverage, and telecommunications expenses. Miscellaneous income decreased by $253,887 to $2,765 in 1994 reflecting the one-time receipt of real estate tax abatements in 1993.

Total expenses were $18,021,126 for the year ended December 31, 1994, compared to $17,817,216 for the year ended December 31, 1993. The increase primarily was due to a larger interest expense resulting from the accrual of interest on the principal debt balance and an increase in the prime rate in 1994, partially offset by a decrease in depreciation and amortization expense.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under Item 14 and
Schedule III.


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

The Officers and/or Directors of the General Partner are as follows:

        Name                    Office

	Jeffrey C. Carter	President, Director and Chief Financial Officer
	Rocco F. Andriola	Director and Vice President
	Joseph Donaldson	Vice President

There is no family relationship among any of the foregoing directors or officers. All of the foregoing directors have been elected to serve one-year terms. The business experience during the past five years of each of the directors and officers of the General Partner of the Partnership is detailed below.

Jeffrey C. Carter, 50, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Rocco F. Andriola, 37, is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.

Joseph Donaldson, 32, serves as a Vice President of Lehman Brothers in its Diversified Asset Group and has held such position since November 1990. From October 1988 to October 1990, Mr. Donaldson held the position of Assistant Manager with the Internal Audit Department of Citibank's Investment Bank. Prior to that, Mr. Donaldson was employed with Price Waterhouse and Company. Mr. Donaldson received a B.B.A. in accounting from the University of Georgia and is a Certified Public Accountant.

Certain Matters Involving Affiliates
On July 31, 1993, Shearson Lehman Brothers Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective October 21, 1993, the General Partner changed its name to Union Square/GP Corp., and effective December 29, 1993, the Partnership changed its name to Union Square Hotel Partners, L.P. to delete any reference to "Shearson."

Item 11.  Executive Compensation

All of the directors and executive officers of the General Partner are employees of Lehman Brothers Inc. They do not receive any salaries or other compensation from the Partnership.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)	Security ownership of certain beneficial owners

To the knowledge of the General Partner, no person owned more than 5% of the outstanding Units as of December 31, 1995.

(b)	Security ownership of management

As of December 31, 1995, none of the officers and directors of the General Partner owned any Units.

(c)	Changes in control

None.


Item 13.  Certain Relationships and Related Transactions

All of the officers and directors of the General Partner are employees of Lehman Brothers Inc. Information regarding transactions with affiliates is incorporated by reference to Note 6 "Transactions with Related Parties" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, filed as an exhibit under
Item 14.



PART IV
Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K

	(a)(1)  	Financial Statements:

                Report of Independent Public Accountants                (1)

                Balance Sheets - At December 31, 1995 and 1994          (1)

		Statements of Operations - For the years ended
                 December 31, 1995, 1994 and 1993                       (1)

		Statements of Partners' Capital - For the years ended
                 December 31, 1995, 1994 and 1993                       (1)

		Statements of Cash Flows - For the years ended
                 December 31, 1995, 1994 and 1993                       (1)

                Notes to Financial Statements                           (1)

        (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1995, which is filed as an exhibit under Item 14.

        (a) Financial Statement Schedules: Independent Accountant's Report on Schedule III - Real Estate and Accumulated Depreciation.

                All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as (1) the information required is disclosed in the financial statements and notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

		Exhibits:  See Exhibit Index contained herein.

        (b) Reports on Form 8-K: No reports on form 8-K were filed in the fourth quarter of the calendar year 1995.

	Exhibit Index

Exhibit Number

        3.a     Amended and restated Agreement of Limited Partnership of
        Shearson Union Square Associates dated August 18, 1986 (included in Amendment No. 2 to registration Statement No. 33-6678) incorporated by reference.*

        10.a    Stipulation and Agreement of Compromise and Settlement filed in the Court of Chancery of the State of Delaware in and for New Castle County in June 8, 1990.*

        10.b    Documents for Restructuring of Indebtedness Encumbering the
        Grand Hyatt Union Square Hotel among Shearson Union Square Associates Limited Partnership, as Borrower, and The Bank of Nova Scotia, as First Lien Holder, Capital Growth Mortgage Investors, L.P., as Second Lien Holder, Hyatt Corporation, as Third Lien Holder, and California Hyatt Corporation, as Hotel Manager dated June 30, 1992.*

        13.1    Annual Report to Unitholders for the year ended December 31,
        1995.

        27.1    Financial Data Schedule

        ______________________

*Previously filed.

        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					UNION SQUARE HOTEL PARTNERS, L.P.

					BY:	Union Square GP/Corp.
						General Partner


Date:  March 29, 1996
                                        BY:     s/Jeffrey C. Carter/
                                        Name:   Jeffrey C. Carter
                                        Title:  President, Director and
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					UNION SQUARE/GP CORP.
					General Partner

Date:  March 29, 1996
                                        BY:     s/Jeffrey C. Carter/
                                        Name:   Jeffrey C. Carter
                                        Title:  President, Director and
                                                Chief Financial Officer


Date:  March 29, 1996
                                        BY:     s/Rocco F. Andriola/
                                        Name:   Rocco F. Andriola
                                        Title:  Director and Vice President


Date:  March 29, 1996
                                        BY:     s/Joseph Donaldson/
                                        Name:   Joseph Donaldson
                                        Title:  Vice President