Form 10-Q
period 1996-03-31
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1996-05-15
CIK 795879

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1996

        or

            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from ______ to ______


                        Commission File Number: 33-6678


                       UNION SQUARE HOTEL PARTNERS, L.P.
              Exact Name of Registrant as Specified in its Charter


          Delaware                                     13-3389008
 State or Other Jurisdiction of
 Incorporation or Organization              I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                      10285
Address of Principal Executive Offices                   Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No ____



Balance Sheets                                  At March 31,  At December 31,
                                                       1996             1995
Assets

Real estate, at cost:
  Land                                        $  32,231,229    $  32,231,229
  Building                                       80,121,007       80,121,007
  Furniture, fixtures and equipment              29,815,682       29,586,047
                                              -------------    -------------
                                                142,167,918      141,938,283
Less accumulated depreciation                   (44,387,604)     (43,176,995)
                                              -------------    -------------
                                                 97,780,314       98,761,288
                                              -------------    -------------
Cash and cash equivalents                         3,416,321        3,378,174
Replacement reserve receivable                      580,566          500,440
Rent receivable                                     863,565          318,626
Deferred charges, net of accumulated
  amortization of $3,964,497 in 1996
  and $3,849,203 in 1995                            380,288          495,582
                                              -------------    -------------
     Total Assets                             $ 103,021,054    $ 103,454,110
                                              =============    =============
Liabilities and Partners' Deficit

Liabilities:

  Accounts payable and accrued expenses       $      35,955    $      41,645
  Due to affiliates                                  20,712           20,397
  Mortgage loan payable                          70,000,000       70,000,000
  Accrued interest                               13,642,725       13,104,156
  Deferred interest                               9,238,196        8,800,319
  Notes and loans - Affiliates                   54,286,144       53,016,740
  Loan payable - Hyatt                            3,772,578        3,772,578
                                              -------------    -------------
     Total Liabilities                          150,996,310      148,755,835

Partners' Deficit:
  General partner                                (1,162,972)      (1,136,237)
  Limited partners                              (46,812,284)     (44,165,488)
                                              -------------    -------------
     Total Partners' Deficit                    (47,975,256)     (45,301,725)
                                              -------------    -------------
     Total Liabilities and Partners' Deficit  $ 103,021,054    $ 103,454,110
                                              =============    =============




Statement of Partners' Deficit
For the three months ended March 31, 1996

                                        Limited        General
                                       Partners        Partner           Total

Balance at December 31, 1995      $ (44,165,488)  $ (1,136,237)  $ (45,301,725)
Net loss                             (2,646,796)       (26,735)     (2,673,531)
                                  -------------   ------------   -------------
Balance at March 31, 1996         $ (46,812,284)  $ (1,162,972)  $ (47,975,256)
                                  =============   ============   =============


Statements of Operations
For the three months ended March 31,                     1996             1995

Income

Rental income:
  Operating income                               $  1,755,765     $  1,567,204
  Replacement escrow                                  309,761          291,619
Interest income                                        35,746           31,550
Miscellaneous income                                      365              650
                                                 ------------     ------------
     Total Income                                   2,101,637        1,891,023
                                                 ============     ============
Expenses
Interest expense                                    3,414,600        3,275,185
Depreciation and amortization                       1,325,903        1,379,962
General and administrative                             34,665           36,179
                                                 ------------     ------------
     Total Expenses                                 4,775,168        4,691,326
                                                 ------------     ------------
     Net Loss                                    $ (2,673,531)    $ (2,800,303)
                                                 ============     ============
Net Loss Allocated:
To the General Partner                           $    (26,735)    $    (28,003)
To the Limited Partners                            (2,646,796)      (2,772,300)
                                                 ------------     ------------
                                                 $ (2,673,531)    $ (2,800,303)
                                                 ============     ============
Per limited partnership unit
      (7,174,100 outstanding)                           $(.37)           $(.39)




Statements of Cash Flows
For the three months ended March 31,                     1996             1995

Cash Flows From Operating Activities
Net loss                                         $ (2,673,531)    $ (2,800,303)
Adjustments to reconcile net loss to net
cash provided by operating activities:
  Depreciation and amortization                     1,325,903        1,379,962
  Rental income from replacement escrow              (309,761)        (291,619)
  Increase in deferred interest on notes
   and loans affiliates                             1,269,404        1,142,485
  Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
      Rent receivable                                (544,939)        (364,929)
      Accounts payable and accrued expenses            (5,690)         (35,545)
      Due to affiliates                                   315           (8,970)
      Accrued and deferred interest                   976,446        1,101,450
                                                 ------------     ------------
Net cash provided by operating activities              38,147          122,531
                                                 ------------     ------------
Cash Flows From Investing Activities

Proceeds from replacement reserve receivable          229,635          101,568
Additions to real estate                             (229,635)        (101,568)
                                                 ------------     ------------
Net cash used for investing activities                      0                0
                                                 ------------     ------------
Net increase in cash and cash equivalents              38,147          122,531
Cash and cash equivalents, beginning of period      3,378,174        2,668,685
                                                 ------------     ------------
Cash and cash equivalents, end of period         $  3,416,321     $  2,791,216
                                                 ============     ============
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest         $  1,168,750     $  1,031,250
                                                 ------------     ------------



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within its previously filed Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995 and the statement of changes in partner's deficit for the three months ended March 31, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1995 and no material contingencies exist, which would require disclosure in this interim report per Regulation S-X, Rule 10- 01, Paragraph (a)(5).




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

As a result of these losses and increasing aggregate indebtedness, and the impending January 2, 1997 maturity date of the Partnership's principal secured Mortgage Loan, the audit report on the financial statements presented for the year ended December 31, 1995 by the Partnership's independent accountants, Coopers & Lybrand L.L.P., included an explanatory paragraph describing the uncertainty about the Partnership's ability to continue as a going concern. The financial statements presented herein do not reflect any impact upon the Partnership's business or financial condition that would result from the Partnership's cessation of the active conduct of business as a going concern nor the occurrence of a bankruptcy filing or foreclosure proceeding. The values reflected on the financial statements for the Hotel and other Partnership property and various other elements of the Partnership's financial condition would be adversely impacted by the cessation of business as a going concern.

The Partnership's liquidity and capital resources were substantially impacted by the funding of the Renovation Plan which was completed in January 1990 (the "Renovation Plan") and extensive borrowing subsequent to the initial offering. Combined with poor hotel market conditions and weak results from operations since 1989, these factors led to a default by the Partnership on its January 2, 1992 debt service payment with respect to its $70 million first mortgage loan (the "Mortgage Loan"). This default created other defaults under the Partnership's subordinate financings. Effective June 30, 1992, a restructuring of the Partnership's indebtedness and property leasing arrangements (the "Restructuring") was successfully executed resulting in the waiver or cure of each of the Partnership's defaults. However, there can be no assurance that the Hotel will generate sufficient cash flow to enable the Partnership to satisfy its future debt service obligations.

On April 27, 1993, an affiliate of the General Partner, Lehman Brothers Holdings Inc. ("Lehman"), elected not to renew the Guaranty of the minimum pay rate under the restructured Mortgage Loan for the year commencing July 4, 1993. Nevertheless, the Partnership has continued to make its quarterly minimum debt service payments to the Bank of Nova Scotia ("BNS") with cash flow from operations, including the payments due on January 2, 1996 and April 2, 1996. Pursuant to the terms of the Restructuring, the pay rate for the minimum interest payment increased from 8.5% to 9.699% effective January 2, 1996. Other interest continues to accrue. Based on current levels of operation, were they to be maintained, the Partnership's cash flow should be sufficient to meet the minimum payment due on July 2, 1996 under the Restructuring. In addition, on July 2, 1996, the Partnership will be obligated to make a payment to BNS representing the excess of rents received by the Partnership less disbursements for the period from July 1, 1995 through June 30, 1996, as required in the Amended and Restated Promissory Note Secured by the Deed of Trust dated June 30, 1992. This payment will be applied toward reducing BNS's portion of the accrued interest on the Partnership's restructured Mortgage Loan. There can be no assurance that cash flow will continue to be sufficient to satisfy future debt service obligations, and the General Partner is prepared to request financial support from Lehman to supplement cash flow from the Hotel should the need arise. Lehman has indicated that it would evaluate the need for additional funding on a quarterly basis. Lehman is not contractually committed to provide any cash funding or other financial support for the Partnership or the Hotel, and may or may not elect to provide financial support, based upon prevailing business conditions or any other considerations at the time any request is made. Thus, the General Partner can provide no assurances whatsoever with respect to Lehman's willingness to provide any cash funding or any other form of financial support in the future.

The General Partner anticipates that there will be continued interest accruals and deferrals pursuant to the Restructuring. This accrual of interest may affect the Partnership's ability to refinance and/or sell the Hotel at a price which enables the repayment of the Partnership's restructured debt, including accrued and deferred interest. There are no assurances that the Partnership's debt may be restructured to provide a maturity date beyond its current maturity date of January 2, 1997. Nor is there any assurance that if the debt is restructured to provide an extended maturity date, the restructured debt will continue to provide for the accrual of interest. In order for Limited Partners to receive any additional cash distributions, the net proceeds from a sale of the Hotel will need to be in excess of all Partnership debt, including accrued and deferred interest, by either the January 2, 1997 maturity date for that debt or any extended maturity date that may result from any restructuring of that debt. A number of factors including, without limitation, general economic conditions, factors affecting the hotel industry in the San Francisco Bay area, and natural disasters have in the past and may in the future affect the value of the Hotel. Although the Hotel's business has improved on a relative basis in recent years, there is no assurance whatsoever that the Hotel will have a value in the future sufficient to either refinance or restructure the Partnership's debts or to enable the Hotel to be sold for an amount that would be in excess of the Partnership's debts in order to provide any distributions to the Limited Partners. The General Partner is exploring viable alternatives with respect to the impending maturity of the Partnership's debts in January 1997. The options currently being investigated include selling the Hotel, refinancing the Partnership's debt, or negotiating a suitable restructuring or extension of the existing debts. However, there can be no assurance that any of these will be achieved, in which case the lenders may initiate foreclosure proceedings. Should the Partnership ultimately be faced with a foreclosure of the Hotel, the General Partner will make a determination as to whether a filing under Chapter 11 of the United States Bankruptcy Code would be beneficial.

This Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth above and in the Form 10-K previously filed, the inclusion of forward-looking information herein should not be regarded as a representation by the General Partner or any other person that the objectives or plans of the Partnership will be achieved.

At March 31, 1996, the Partnership had cash and cash equivalents, which are held in an interest-bearing account, of $3,416,321, largely unchanged from $3,378,174 at December 31, 1995.

A reserve account has been established on behalf of the Partnership to cover certain costs for replacement of furniture and equipment at the Hotel and is noted as "Replacement reserve receivable" on the Partnership's balance sheet. Replacement reserve receivable increased from $500,440 at December 31, 1995 to $580,566 at March 31, 1996, largely due to contributions to the reserve exceeding expenditures for furniture, fixtures and equipment ("FF&E"). Rent receivable increased by $544,939 from December 31, 1995 to $863,565 at March 31, 1996, due to the timing of payments and the increase in rent from operations.

Accounts payable and accrued expenses decreased to $35,955 at March 31, 1996 compared with $41,645 at December 31, 1995, primarily due to the payment of professional fees for 1995. Accrued interest increased to $13,642,725 at March 31, 1996 compared with $13,104,156 at December 31, 1995. The change primarily represents the net of accrued interest expense for the period less the minimum interest payment made on January 2, 1996. Deferred interest increased from $8,800,319 at December 31, 1995 to $9,238,196 at March 31, 1996, and Notes and
Loans - Affiliates increased from $53,016,740 at December 31, 1995 to $54,286,144 at March 31, 1996. These accounts have increased due to the compounding of unpaid interest on the principal balances.

Results of Operations

While operations have improved, the Hotel still operates in a competitive environment which continues to keep Hotel profits and Partnership rental income reduced from pre-1988 levels. The average occupancy rate and average room rate for the three- month period ended March 31, 1996 were 81.4% and $146.66, respectively, compared to 78.6% and $136.97, respectively, for the comparable three-month period in 1995.

For the three months ended March 31, 1996, the Partnership incurred a net loss of $2,673,531, compared to a net loss of $2,800,303 for the three months ended March 31, 1995. The decrease in the Partnership's net loss is primarily attributable to an increase in rental income, which was partially offset by an increase in interest expense.

For the three months ended March 31, 1996, rental income included operating income of $1,755,765, compared to $1,567,204 for the same period in 1995. The improvement for the 1996 period is largely due to improved Hotel operating results. Operating results were positively impacted by higher average occupancy and room rates at the Hotel during 1996 compared to 1995, which resulted in increases in room sales and telecommunication sales for 1996. Interest income for the three months ended March 31, 1996 was $35,746, compared with $31,550 for the same period in 1995. The increase in 1996 is due primarily to higher average cash balances being maintained by the Partnership.

Total expenses were $4,775,168 for the three months ended March 31, 1996, compared to $4,691,326 for the three months ended March 31, 1995. The increase is due primarily to higher interest expense resulting from the compounding of interest on the principal debt balances, which was partially offset by lower depreciation and amortization.




Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

              (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1996.




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



                              UNION SQUARE HOTEL PARTNERS, L.P.
                              BY:  UNION SQUARE/GP CORP.
                                   General Partner



Date:  May 15, 1996           BY:  /s/ Jeffrey C. Carter
                                   President, Director
                                   and Chief Financial Officer