Form 10-Q
period 1996-06-30
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1996-08-13
CIK 795879

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

      or

      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from ______ to ______


                        Commission File Number: 33-6678


                       UNION SQUARE HOTEL PARTNERS, L.P.
              Exact Name of Registrant as Specified in its Charter


             Delaware                                 13-3389008
  State or Other Jurisdiction of
  Incorporation or Organization            I.R.S. Employer Identification No.


 3 World Financial Center, 29th Floor,
 New York, NY    Attn.: Andre Anderson                   10285
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






Balance Sheets
                                                 At June 30,   At December 31,
                                                       1996              1995
Assets
Real estate, at cost:
  Land                                        $  32,231,229     $  32,231,229
  Building                                       80,121,007        80,121,007
  Furniture, fixtures and equipment              29,965,947        29,586,047
                                              -------------     -------------
                                                142,318,183       141,938,283
Less accumulated depreciation                   (45,604,998)      (43,176,995)
                                              -------------     -------------
                                                 96,713,185        98,761,288
Cash and cash equivalents                         4,761,132         3,378,174
Replacement reserve receivable                      788,283           500,440
Rent receivable                                   1,179,098           318,626
Deferred charges, net of accumulated
 amortization of $4,079,790 in 1996 and
 $3,849,203 in 1995                                 429,995           495,582
                                              -------------     -------------
     Total Assets                             $ 103,871,693     $ 103,454,110
                                              =============     =============

Liabilities and Partners' Deficit
Liabilities:
  Accounts payable and accrued expenses       $     196,949     $      41,645
  Due to affiliates                                  25,717            20,397
  Mortgage loan payable                          70,000,000        70,000,000
  Accrued interest                               14,639,886        13,104,156
  Deferred interest                               9,238,196         8,800,319
  Notes and loans - affiliate                    55,384,699        53,016,740
  Loan payable - Hyatt                            3,772,578         3,772,578
                                              -------------     -------------
     Total Liabilities                          153,258,025       148,755,835

Partners' Deficit:
  General Partner                                (1,177,083)       (1,136,237)
  Limited Partners                              (48,209,249)      (44,165,488)
                                              -------------     -------------
     Total Partners' Deficit                    (49,386,332)      (45,301,725)
                                              -------------     -------------
   Total Liabilities and Partners' Deficit    $ 103,871,693     $ 103,454,110
                                              =============     =============




Statement of Partners' Deficit
For the six months ended June 30, 1996
                                        Limited        General
                                       Partners        Partner           Total
Balance at December 31, 1995      $ (44,165,488)  $ (1,136,237)  $ (45,301,725)
Net loss                             (4,043,761)       (40,846)     (4,084,607)
                                  -------------   ------------   -------------
Balance at June 30, 1996          $ (48,209,249)  $ (1,177,083)  $ (49,386,332)
                                  =============   ============   =============



Statements of Operations
                                  Three months ended         Six months ended
                                       June 30,                  June 30,
                                   1996         1995         1996         1995
Income
Rental income:
  Operating income          $ 2,992,652  $ 2,005,082  $ 4,748,417  $ 3,572,286
  Replacement escrow            357,982      314,369      667,743      605,988
Interest income                  42,766       38,893       78,512       70,443
Miscellaneous income                710          710        1,075        1,360
                            -----------  -----------  -----------  -----------
     Total Income             3,394,110    2,359,054    5,495,747    4,250,077
                            -----------  -----------  -----------  -----------
Expenses
Interest expense              3,429,328    3,306,053    6,843,928    6,581,239
Depreciation and amortization 1,332,687    1,386,741    2,658,590    2,766,703
General and administrative       43,171       33,105       77,836       69,283
                            -----------  -----------  -----------  -----------
     Total Expenses           4,805,186    4,725,899    9,580,354    9,417,225
                            -----------  -----------  -----------  -----------
     Net Loss               $(1,411,076) $(2,366,845) $(4,084,607) $(5,167,148)
                            ===========  ===========  ===========  ===========
Net Loss Allocated:
To the General Partner      $   (14,111) $   (23,668) $   (40,846) $   (51,671)
To the Limited Partners      (1,396,965)  (2,343,177)  (4,043,761)  (5,115,477)
                            -----------  -----------  -----------  -----------
                            $(1,411,076) $(2,366,845) $(4,084,607) $(5,167,148)
                            ===========  ===========  ===========  ===========
Per limited partnership
unit (7,174,100 outstanding)      $(.19)       $(.33)       $(.56)       $(.71)
                            -----------  -----------  -----------  -----------



Statements of Cash Flows
For the six months ended June 30,                          1996           1995
Cash Flows From Operating Activities:
Net loss                                           $ (4,084,607)  $ (5,167,148)
Adjustments to reconcile net loss to net
cash provided by operating activities:
  Depreciation and amortization                       2,658,590      2,766,703
  Rental income from replacement escrow                (667,743)      (605,988)
  Increase in deferred interest on notes
    and loans - affiliate                             2,367,959      2,134,727
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
       Rent receivable                                 (860,472)      (250,633)
       Accounts payable and accrued expenses             (9,696)       (36,292)
       Due to affiliates                                  5,320            279
       Accrued and deferred interest                  1,973,607      2,246,512
                                                   ------------   ------------
Net cash provided by operating activities             1,382,958      1,088,160
                                                   ------------   ------------
Cash Flows From Investing Activities:
Proceeds from replacement reserve receivable            379,900        379,614
Additions to real estate                               (379,900)      (379,614)
                                                   ------------   ------------
Net cash used for investing activities                        0              0
                                                   ------------   ------------
Net increase in cash and cash equivalents             1,382,958      1,088,160
Cash and cash equivalents, beginning of period        3,378,174      2,668,685
                                                   ------------   ------------
Cash and cash equivalents, end of period           $  4,761,132   $  3,756,845
                                                   ============   ============
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest           $  2,502,362   $  2,200,000
                                                   ------------   ------------
Supplemental Disclosure of Noncash Financing Activities:
Deferred charges of $165,000 were funded through accounts payable in 1996.




Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations and cash flows for the six months ended June 30, 1996 and 1995 and the statement of partner's deficit for the six months ended June 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Note 1:

On July 2, 1996, a payment of $2,609,326 was made by the Partnership to the Bank of Nova Scotia ("BNS") representing the excess of rents received by the Partnership less disbursements for the period from July 1, 1995 through June 30, 1996, as defined in the Amended and Restated Promissory Note Secured by the Deed of Trust dated June 30, 1992. This payment will be applied toward reducing BNS's portion of the accrued interest on the Partnership's first mortgage.




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

As a result of these losses, increasing aggregate indebtedness, and the impending January 2, 1997 maturity date of the Partnership's secured mortgage loans, the audit report on the financial statements presented for the year ended December 31, 1995 by the Partnership's independent accountants, Coopers & Lybrand L.L.P., included an explanatory paragraph describing the uncertainty about the Partnership's ability to continue as a going concern. The financial statements presented herein do not reflect any impact upon the Partnership's business or financial condition that would result from the Partnership's cessation of the active conduct of business as a going concern nor the occurrence of a bankruptcy filing or foreclosure proceeding. The values reflected on the financial statements for the Hotel and other Partnership property and various other elements of the Partnership's financial condition would be adversely impacted by the cessation of business.

The Partnership's liquidity and capital resources were substantially impacted by the funding of the Renovation Plan which was completed in January 1990 (the "Renovation Plan") and extensive borrowing subsequent to the initial offering. Combined with poor hotel market conditions and weak results from operations from 1989 through 1994, these factors led to a default by the Partnership on its January 2, 1992 debt service payment with respect to its $70 million first mortgage loan (the "Mortgage Loan"). This default created other defaults under the Partnership's subordinate financings. Effective June 30, 1992, a restructuring of the Partnership's indebtedness and property leasing arrangements (the "Restructuring") was successfully executed resulting in the waiver or cure of each of the Partnership's defaults. Although the Partnership has met its minimum debt service payments to date, there can be no assurance that the Hotel will generate sufficient cash flow to enable the Partnership to satisfy its future debt service obligations.

On April 27, 1993, an affiliate of the General Partner, Lehman Brothers Holdings Inc. ("Lehman"), elected not to renew the Guaranty of the minimum pay rate under the restructured Mortgage Loan for the year commencing July 4, 1993. Nevertheless, the Partnership has continued to make its quarterly minimum debt service payments to the Bank of Nova Scotia ("BNS") with cash flow from operations, including the payments due on April 2, 1996 and July 2, 1996. In addition, on July 2, 1996, a payment of $2,609,326 was made to BNS representing the excess of rents received by the Partnership less disbursements for the period from July 1, 1995 through June 30, 1996, as defined in the Amended and Restated Promissory Note Secured by the Deed of Trust dated June 30, 1992. This payment will be applied toward reducing BNS's portion of the accrued interest on the Partnership's first mortgage. Based on current levels of operation, were they to be maintained, the Partnership's cash flow should be sufficient to meet the minimum payment due on October 2, 1996 under the Restructuring. There can be no assurance that cash flow will continue to be sufficient to satisfy future debt service obligations, and the General Partner is prepared to request financial support from Lehman to supplement cash flow from the Hotel should the need arise. Lehman has indicated that it would evaluate the need for additional funding on a quarterly basis. Lehman is not contractually committed to provide any cash funding or other financial support for the Partnership or the Hotel, and may or may not elect to provide financial support, based upon prevailing business conditions or any other considerations at the time any request is made. Thus, the General Partner can provide no assurances whatsoever with respect to Lehman's willingness to provide any cash funding or any other form of financial support in the future.

The General Partner anticipates that, until the January 2, 1997 maturity of the debt, there will be continued interest accruals and deferrals pursuant to the Restructuring. This accrual of interest may affect the Partnership's ability to refinance and/or sell the Hotel at a price which enables the repayment of the Partnership's restructured debt, including accrued and deferred interest. There are no assurances that the Partnership's debt may be restructured to provide a maturity date beyond its current maturity date of January 2, 1997. Nor is there any assurance that if the debt is restructured to provide an extended maturity date, the restructured debt will continue to provide for the accrual of interest. In order for Limited Partners to receive any additional cash distributions, the net proceeds from a sale of the Hotel will need to be in excess of substantially all Partnership debt, including accrued and deferred interest, by either the January 2, 1997 maturity date for that debt or any extended maturity date that may result from any restructuring of that debt. A number of factors including, without limitation, general economic conditions, factors affecting the hotel industry in the San Francisco Bay area, and natural disasters have in the past affected and may in the future affect the value of the Hotel. Although the Hotel's business has improved on a relative basis in recent years, there is no assurance whatsoever that the Hotel will have a value in the future sufficient to either refinance or restructure the Partnership's secured mortgage debt or enable the Hotel to be sold for an amount that would be in excess of the Partnership's secured mortgage debt in order to provide any distributions to the Limited Partners. The General Partner is exploring whether there are any viable alternatives with respect to the impending maturity of the Partnership's debt in January 1997. The options currently being investigated include selling the Hotel, refinancing the Partnership's debt, or negotiating a suitable restructuring or extension of the existing debt. In order to facilitate either selling the Hotel or obtaining replacement financing for the Partnership's debt, the General Partner has retained the services of Eastdil Realty Company ("Eastdil"), a nationally-recognized real estate investment firm. However, there can be no assurance that a satisfactory alternative will be implemented, in which case the lenders may initiate foreclosure proceedings. Should the Partnership ultimately be faced with a foreclosure of the Hotel, the General Partner will make a determination as to whether a filing under Chapter 11 of the United States Bankruptcy Code would be beneficial.

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

At June 30, 1996, the Partnership had cash and cash equivalents, which are held in an interest-bearing account, of $4,761,132, compared to $3,378,174 at December 31, 1995. The increase is due primarily to cash provided by operating activities.

A reserve account has been established on behalf of the Partnership to cover certain costs for replacement of furniture and equipment at the Hotel and is noted as "Replacement reserve receivable" on the Partnership's balance sheet. Replacement reserve receivable increased from $500,440 at December 31, 1995 to $788,283 at June 30, 1996, largely due to contributions to the reserve exceeding expenditures for furniture, fixtures and equipment ("FF&E"). Rent receivable increased by $860,472 from December 31, 1995 to $1,179,098 at June 30, 1996, due to the timing of payments and the increase in rent from operations.

Accounts payable and accrued expenses increased to $196,949 at June 30, 1996 compared with $41,645 at December 31, 1995. The increase is due primarily to the accrual of professional fees for legal expenses in anticipation of a possible sale of the Hotel or refinancing of the Partnership's debt, and in connection with the retention of Eastdil. Accrued interest increased to $14,639,886 at June 30, 1996 compared with $13,104,156 at December 31, 1995.
The change primarily represents the net of accrued interest expense for the period less the minimum interest payments made on January 2, 1996 and April 2, 1996. Deferred interest increased from $8,800,319 at December 31, 1995 to $9,238,196 at June 30, 1996, and Notes and Loans Affiliate increased from $53,016,740 at December 31, 1995 to $55,384,699 at June 30, 1996. These
accounts have increased due to the compounding of unpaid interest on the principal balances.

Results of Operations

The average occupancy rate and average room rate at the Hotel for the six-month period ended June 30, 1996 were 84.7% and $152.43, respectively, compared to 79.6% and $141.56, respectively, for the comparable six-month period in 1995.

For the three- and six-month periods ended June 30, 1996, the Partnership incurred net losses of $1,411,076 and $4,084,607, respectively, compared to net losses of $2,366,845 and $5,167,148, respectively, for the three- and six-month periods ended June 30, 1995. The decrease in the Partnership's net loss is primarily attributable to an increase in rental income and a decrease in depreciation expense, which was partially offset by an increase in interest expense.

For the three- and six-month periods ended June 30, 1996, rental income included operating income of $2,992,652 and $4,748,417, respectively, compared to $2,005,082 and $3,572,286, respectively, for the same periods in 1995. The improvement for the 1996 periods is due primarily to improved Hotel operating results. Operating results were positively impacted by higher average occupancy and room rates at the Hotel during 1996 compared to 1995, which resulted in increases in room sales and telecommunication sales for the 1996 periods. Interest income for the three- and six-month periods ended
June 30, 1996 was $42,766 and $78,512, respectively, compared with $38,893 and $70,443, respectively, for the same periods in 1995. The increases in 1996 are due primarily to higher average cash balances being maintained by the Partnership.

Total expenses were $4,805,186 and $9,580,354 for the three and six-month periods ended June 30, 1996, respectively, compared to $4,725,899 and $9,417,225, respectively for the three- and six-month periods ended June 30, 1995. The increases are due primarily to higher interest expense resulting from the compounding of interest on the principal debt balances, which was partially offset by lower depreciation and amortization.




Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

                 (27)  Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8K were filed during the quarter ended June 30, 1996.








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



                               UNION SQUARE HOTEL PARTNERS, L.P.

                               BY:  UNION SQUARE/GP CORP.
                                    General Partner



Date:  August 13, 1996         BY:  /s/ Jeffrey C. Carter
                                    ---------------------
                                    President, Director and
                                    Chief Financial Officer