Form 10-Q
period 1996-09-30
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1996-11-14
CIK 795879

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

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








Balance Sheets
                                           At September 30,   At December 31,
                                                      1996              1995
Assets Real estate, at cost:
  Land                                      $            0    $   32,231,229
  Building                                               0        80,121,007
  Furniture, fixtures and equipment                      0        29,586,047
                                            --------------    --------------
                                                         0       141,938,283
Less accumulated depreciation                            0       (43,176,995)
                                            --------------    --------------
                                                         0        98,761,288
Property held for disposition                   96,076,204                 0
Cash and cash equivalents                        3,469,909         3,378,174
Replacement reserve receivable                     903,639           500,440
Rent receivable                                  1,074,110           318,626
Deferred charges, net of accumulated
amortization of $4,195,084 in 1996
and $3,849,203 in 1995                             400,946           495,582
                                            --------------    --------------
     Total Assets                           $  101,924,808    $  103,454,110
                                            ==============    ==============
Liabilities and Partners' Deficit
Liabilities:
  Accounts payable and accrued expenses     $       42,720    $       41,645
  Due to affiliates                                 24,133            20,397
  Mortgage loan payable                         70,000,000        70,000,000
  Accrued interest                              12,560,535        13,104,156
  Deferred interest                              9,672,070         8,800,319
  Notes and loans - affiliate                   56,484,017        53,016,740
  Loan payable - Hyatt                           3,772,578         3,772,578
                                            --------------    --------------
     Total Liabilities                         152,556,053       148,755,835
                                            --------------    --------------
Partners' Deficit:
  General Partner                               (1,189,532)       (1,136,237)
  Limited Partners                             (49,441,713)      (44,165,488)
                                            --------------    --------------
     Total Partners' Deficit                   (50,631,245)      (45,301,725)
                                            --------------    --------------
  Total Liabilities and Partners' Deficit   $  101,924,808    $  103,454,110
                                            ==============    ==============





Statement of Partners' Deficit
For the nine months ended September 30, 1996

                                        Limited        General
                                       Partners        Partner           Total
Balance at December 31, 1995      $ (44,165,488)  $ (1,136,237)  $ (45,301,725)
Net loss                             (5,276,225)       (53,295)     (5,329,520)
                                  -------------   ------------   -------------
Balance at September 30, 1996     $ (49,441,713)  $ (1,189,532)  $ (50,631,245)
                                  =============   ============   =============




Statements of Operations
                                   Three months ended        Nine months ended
                                      September 30,             September 30,
                                    1996         1995         1996        1995
Income Rental income:
  Operating income           $ 2,822,558  $ 2,268,521  $ 7,570,975  $ 5,840,807
  Replacement escrow             358,749      315,779    1,026,492      921,767
Interest income                   28,660       18,394      107,172       88,837
Miscellaneous income                 300          630        1,375        1,990
                             -----------  -----------  -----------  -----------
     Total Income              3,210,267    2,603,324    8,706,014    6,853,401
                             -----------  -----------  -----------  -----------
Expenses
Interest expense               3,396,780    3,280,293   10,240,708    9,861,532
Depreciation and amortization    995,668    1,319,067    3,654,258    4,085,770
General and administrative        62,732      109,856      140,568      179,139
                             -----------  -----------  -----------  -----------
     Total Expenses            4,455,180    4,709,216   14,035,534   14,126,441
                             -----------  -----------  -----------  -----------
     Net Loss                $(1,244,913) $(2,105,892) $(5,329,520) $(7,273,040)
                             ===========  ===========  ===========  ===========
Net Loss Allocated:
To the General Partner       $   (12,449) $   (21,059) $   (53,295) $   (72,730)
To the Limited Partners       (1,232,464)  (2,084,833)  (5,276,225)  (7,200,310)
                             -----------  -----------  -----------  -----------
                             $(1,244,913) $(2,105,892) $(5,329,520) $(7,273,040)
                             ===========  ===========  ===========  ===========
Per limited partnership unit
(7,174,100 outstanding)            $(.17)       $(.29)       $(.74)      $(1.00)
                             -----------  -----------  -----------  -----------



Statements of Cash Flows
For the nine months ended September 30,                   1996            1995

Cash Flows From Operating Activities:
Net loss                                          $ (5,329,520)   $ (7,273,040)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
  Depreciation and amortization                      3,654,258       4,085,770
  Rental income from replacement escrow             (1,026,492)       (921,767)
  Increase in deferred interest on notes
  and loans - affiliate                              3,467,277       3,129,619
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Rent receivable                                   (755,484)       (611,260)
    Deferred charges                                  (251,245)              0
    Accounts payable and accrued expenses                1,075          12,306
    Due to affiliates                                    3,736           6,030
    Accrued and deferred interest                      328,130       1,170,138
                                                  ------------    ------------
Net cash provided by (used for)
    operating activities                                91,735        (402,204)
                                                  ------------    ------------
Cash Flows From Investing Activities:
Proceeds from replacement reserve receivable           623,293         544,816
Additions to real estate                              (623,293)       (544,816)
                                                  ------------    ------------
Net cash used for investing activities                       0               0
                                                  ------------    ------------
Net increase (decrease) in cash and
    cash equivalents                                    91,735        (402,204)
Cash and cash equivalents, beginning of period       3,378,174       2,668,685
                                                  ------------    ------------
Cash and cash equivalents, end of period          $  3,469,909    $  2,266,481
                                                  ============    ============
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest          $  6,445,301    $  5,561,775
                                                  ------------    ------------



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 and the statement of partner's deficit for the nine months ended September 30, 1996. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred subsequent to fiscal year 1995 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

On July 2, 1996, a payment of $2,609,326 was made to the Bank of Nova Scotia ("BNS") representing the excess of rents received by the Partnership less disbursements for the period from July 1, 1995 through June 30, 1996, as defined in the Amended and Restated Promissory Note Secured by the Deed of Trust dated June 30, 1992. This payment was applied toward reducing BNS' portion of the accrued interest on the Partnership's first mortgage.

As discussed in prior reports, the Partnership has been exploring viable options with respect to the January 1997 maturity of the Partnership's secured mortgage debt. To this end, the Partnership retained a nationally recognized real estate firm to facilitate a sale of the Hotel or obtain replacement financing for the Partnership's debt. In late August 1996, after evaluating several purchase offers, the Partnership commenced exclusive negotiations with one prospective purchaser.

On November 5, 1996, the Partnership and HT-Hotel Equities, Inc. ("HT"), an affiliate of California Hyatt Corporation, the current operator of the Hotel, entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the "Purchase and Sale Agreement") providing for the sale of the Hotel, subject to certain conditions, for $126,900,000 in cash and the assumption by HT of certain of the Partnership's debt owed to an affiliate of HT (collectively, the "Transaction"), all as more fully described in the Purchase and Sale Agreement. HT will assume all obligations of the Partnership with respect to the Hotel's current management arrangements.

In connection with the sale of the Hotel, the Partnership expects to repay in full all indebtedness outstanding under the first deed of trust note secured by the Hotel, the balance of which, it is estimated, will be approximately $89,700,000 as of December 31, 1996. In addition, the Partnership has also entered into an Allocation and Release Agreement (the "Allocation Agreement") with Capital Growth Mortgage Investors, L.P. ("Capital Growth"), the holder of a second deed of trust note secured by the Hotel. Pursuant to the Allocation Agreement, Capital Growth has agreed, subject to certain limitations, to temporarily forebear during the pendency of the sale from pursuing a foreclosure action on the second deed of trust note, and to accept approximately $30 million in repayment of all of the Partnership's obligations to Capital Growth (including unsecured debt obligations and the obligation to reimburse Capital Growth for certain costs). Capital Growth's willingness to accept these terms is conditioned on, among other matters, the proposed Transaction being consummated by March 31, 1997. The general partner of Capital Growth is an affiliate of the General Partner. Consequently, the Partnership and Capital Growth each engaged an independent, nationally recognized investment banking firm to negotiate the allocation of proceeds available from the sale of the Hotel (after the payment of transaction costs, the making of closing adjustments, and the repayment of the first deed of trust note) between the Partnership and Capital Growth.

The Partnership has been advised by its independent investment banking firm that, in such firm's opinion as investment bankers, the allocation of available proceeds to be made between the Partnership and Capital Growth pursuant to the Allocation Agreement is fair, from a financial point of view, to the unitholders of the Partnership, and in that context, the amount of the allocation is at least as favorable to the Partnership as might have been obtained if the allocation had been negotiated with an unaffiliated lender in similar circumstances.

In addition, as a condition to the effectiveness of the Allocation Agreement, certain affiliates of the General Partner, other than Capital Growth, have entered into a Consent and Release Agreement (the "Unsecured Debt Release Agreement"), pursuant to which they have agreed to fully release the Partnership from the Partnership's unsecured indebtedness to them in an aggregate amount projected to be approximately $14,300,000 as of December 31, 1996.

Upon completion of the sale of the Hotel, the General Partner intends to dissolve the Partnership and to make one or more liquidating distributions in accordance with the terms of the Partnership Agreement. Any such distributions will be made only after satisfaction of all debts, liabilities and obligations of the Partnership (excluding the amount of the unsecured debt obligations forgiven as described above), payment of other expenses of the Transaction and of the dissolution and liquidation of the Partnership, and the establishment of any reserves for contingencies that the General Partner deems necessary. Neither the amount that will be available for distribution to the unitholders of the Partnership, nor the timing thereof, can be determined with complete certainty at this time. However, it is currently anticipated that the proceeds remaining after the above described sale of the Hotel (together with the estimated Partnership cash reserves), and after the preceding payments have been made and the unsecured debt referred to above has been forgiven, can be expected to be in the approximate range of $9 million to $12 million, or approximately $1.25 to $1.67 per Partnership unit outstanding, assuming a closing of the sale of the Hotel on or prior to March 31, 1997. In addition, the amount of any distribution to the unitholders would depend upon the timing of the sale, and will vary depending on results of operations prior to the sale and, if necessary, the willingness of the holder of the first deed of trust to renegotiate any maturing debt, or to otherwise forebear from initiating foreclosure proceedings as described below.

The Transaction is subject to the satisfaction of certain conditions, including the Partnership obtaining the approval of a majority in interest of the outstanding unitholders. A proxy statement will be mailed for this purpose as promptly as practicable following the filing with the Securities and Exchange Commission and clearance of the requisite disclosure documents.

Because most of the Partnership's debt is scheduled to mature on January 2, 1997, in the event the Transaction cannot be consummated by that date, the Partnership expects to seek the agreement of the holder of its first deed of trust note to renegotiate any maturing debt, or to otherwise forebear from exercising any remedies in respect of the Hotel, in order to permit, if necessary, the Transaction to be consummated after such maturity date. If no such agreement can be reached, or the Transaction were not to be consummated, there can be no assurance that a satisfactory alternative with respect to the Partnership's debt can be implemented, or that the secured lenders will not initiate foreclosure proceedings against the Hotel. If foreclosure proceedings are started, the General Partner will make a determination at such time as to whether a filing on behalf of the Partnership under Chapter 11 of the United States Bankruptcy Code would be beneficial.


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

On April 27, 1993, an affiliate of the General Partner, Lehman Brothers Holdings Inc. ("Lehman"), elected not to renew the Guaranty of the minimum pay rate under the restructured Mortgage Loan for the year commencing July 4, 1993. Nevertheless, the Partnership has continued to make its quarterly minimum debt service payments to the Bank of Nova Scotia ("BNS") with cash flow from operations, including the payments due on July 2, 1996 and October 2, 1996. In addition, on July 2, 1996, a payment of $2,609,326 was made to BNS representing the excess of rents received by the Partnership less disbursements for the period from July 1, 1995 through June 30, 1996, as defined in the Amended and Restated Promissory Note Secured by the Deed of Trust dated June 30, 1992. This payment was applied toward reducing BNS' portion of the accrued interest on the Partnership's first mortgage.

As discussed in prior reports, the Partnership has been exploring viable options with respect to the January 1997 maturity of the Partnership's secured mortgage debt. To this end, the Partnership retained a nationally recognized real estate firm to facilitate a sale of the Hotel or obtain replacement financing for the Partnership's debt. In late August 1996, after evaluating several purchase offers, the Partnership commenced exclusive negotiations with one prospective purchaser.

On November 5, 1996, the Partnership and HT-Hotel Equities, Inc. ("HT"), an affiliate of California Hyatt Corporation, the current operator of the Hotel, entered into a Purchase and Sale Agreement and Joint Escrow Instructions (the "Purchase and Sale Agreement") providing for the sale of the Hotel, subject to certain conditions, for $126,900,000 in cash and the assumption by HT of certain of the Partnership's debt owed to an affiliate of HT (collectively, the "Transaction"), all as more fully described in the Purchase and Sale Agreement. HT will assume all obligations of the Partnership with respect to the Hotel's current management arrangements.

In connection with the sale of the Hotel, the Partnership expects to repay in full all indebtedness outstanding under the first deed of trust note secured by the Hotel, the balance of which, it is estimated, will be approximately $89,700,000 as of December 31, 1996. In addition, the Partnership has also entered into an Allocation and Release Agreement (the "Allocation Agreement") with Capital Growth Mortgage Investors, L.P. ("Capital Growth"), the holder of a second deed of trust note secured by the Hotel. Pursuant to the Allocation Agreement, Capital Growth has agreed, subject to certain limitations, to temporarily forebear during the pendency of the sale from pursuing a foreclosure action on the second deed of trust note, and to accept approximately $30 million in repayment of all of the Partnership's obligations to Capital Growth (including unsecured debt obligations and the obligation to reimburse Capital Growth for certain costs). Capital Growth's willingness to accept these terms is conditioned on, among other matters, the proposed Transaction being consummated by March 31, 1997. The general partner of Capital Growth is an affiliate of the General Partner. Consequently, the Partnership and Capital Growth each engaged an independent, nationally recognized investment banking firm to negotiate the allocation of proceeds available from the sale of the Hotel (after the payment of transaction costs, the making of closing adjustments, and the repayment of the first deed of trust note) between the Partnership and Capital Growth.

The Partnership has been advised by its independent investment banking firm that, in such firm's opinion as investment bankers, the allocation of available proceeds to be made between the Partnership and Capital Growth pursuant to the Allocation Agreement is fair, from a financial point of view, to the unitholders of the Partnership, and in that context, the amount of the allocation is at least as favorable to the Partnership as might have been obtained if the allocation had been negotiated with an unaffiliated lender in similar circumstances.

In addition, as a condition to the effectiveness of the Allocation Agreement, certain affiliates of the General Partner, other than Capital Growth, have entered into a Consent and Release Agreement (the "Unsecured Debt Release Agreement"), pursuant to which they have agreed to fully release the Partnership from the Partnership's unsecured indebtedness to them in an aggregate amount projected to be approximately $14,300,000 as of December 31, 1996.

Copies of the Purchase and Sale Agreement, the Allocation Agreement and the Unsecured Debt Release Agreement are filed as exhibits hereto, and the description of the Transaction contained herein is qualified in its entirety by reference to such agreements.

Upon completion of the sale of the Hotel, the General Partner intends to dissolve the Partnership and to make one or more liquidating distributions in accordance with the terms of the Partnership Agreement. Any such distributions will be made only after satisfaction of all debts, liabilities and obligations of the Partnership (excluding the amount of the unsecured debt obligations forgiven as described above), payment of other expenses of the Transaction and of the dissolution and liquidation of the Partnership, and the establishment of any reserves for contingencies that the General Partner deems necessary. Neither the amount that will be available for distribution to the unitholders of the Partnership, nor the timing thereof, can be determined with complete certainty at this time. However, it is currently anticipated that the proceeds remaining after the above described sale of the Hotel (together with the estimated Partnership cash reserves), and after the preceding payments have been made and the unsecured debt referred to above has been forgiven, can be expected to be in the approximate range of $9 million to $12 million, or approximately $1.25 to $1.67 per Partnership unit outstanding, assuming a closing of the sale of the Hotel on or prior to March 31, 1997. In addition, the amount of any distribution to the unitholders would depend upon the timing of the sale, and will vary depending on results of operations prior to the sale and, if necessary, the willingness of the holder of the first deed of trust to renegotiate any maturing debt, or to otherwise forebear from initiating foreclosure proceedings as described below.

The Transaction is subject to the satisfaction of certain conditions, including the Partnership obtaining the approval of a majority in interest of the outstanding unitholders. A proxy statement will be mailed for this purpose as promptly as practicable following the filing with the Securities and Exchange Commission and clearance of the requisite disclosure documents.

Because most of the Partnership's debt is scheduled to mature on January 2, 1997, in the event the Transaction cannot be consummated by that date, the Partnership expects to seek the agreement of the holder of its first deed of trust note to renegotiate any maturing debt, or to otherwise forebear from exercising any remedies in respect of the Hotel, in order to permit, if necessary, the Transaction to be consummated after such maturity date. If no such agreement can be reached, or the Transaction were not to be consummated, there can be no assurance that a satisfactory alternative with respect to the Partnership's debt can be implemented, or that the secured lenders will not initiate foreclosure proceedings against the Hotel. If foreclosure proceedings are started, the General Partner will make a determination at such time as to whether a filing on behalf of the Partnership under Chapter 11 of the United States Bankruptcy Code would be beneficial.

In view of the previous decision to market the Hotel, the Partnership's real estate at cost, less accumulated depreciation at September 30, 1996, has been recorded on the Partnership's Balance Sheet as "Property held for disposition." Property held for disposition at September 30, 1996 was $96,076,204.

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

At September 30, 1996, the Partnership had cash and cash equivalents, which are held in an interest-bearing account, of $3,469,909, compared to $3,378,174 at December 31, 1995. The increase is due to cash provided by operating activities.

A reserve account has been established on behalf of the Partnership to cover certain costs for replacement of furniture and equipment at the Hotel and is noted as "Replacement reserve receivable" on the Partnership's balance sheet. Replacement reserve receivable increased from $500,440 at December 31, 1995 to $903,639 at September 30, 1996, largely due to contributions to the reserve exceeding expenditures for furniture, fixtures and equipment ("FF&E"). Rent receivable increased by $755,484 from December 31, 1995 to $1,074,110 at September 30, 1996, due to the timing of payments and the increase in rent from operations.

Accounts payable and accrued expenses were $42,720 at September 30, 1996, largely unchanged from $41,645 at December 31, 1995. Accrued interest decreased to $12,560,535 at September 30, 1996 compared with $13,104,156 at December 31, 1995. The change primarily represents the net of accrued interest expense for the period less the minimum interest payments made on January 2, 1996, April 2, 1996 and July 2, 1996 and the annual excess cash flow payment made on July 2, 1996. Deferred interest increased from $8,800,319 at December 31, 1995 to $9,672,070 at September 30, 1996, and Notes and Loans Affiliate increased from $53,016,740 at December 31, 1995 to $56,484,017 at September 30, 1996. These accounts have increased due to the compounding of unpaid interest on the principal balances.

Results of Operations

The average occupancy rate and average room rate at the Hotel for the nine-month period ended September 30, 1996 were 86.5% and $154.54, respectively, compared to 81.2% and $141.88, respectively, for the comparable nine-month period in 1995.

For the three-month and nine-month periods ended September 30, 1996, the Partnership incurred net losses of $1,244,913 and $5,329,520, respectively, compared to net losses of $2,105,892 and $7,273,040, respectively, for the three- and nine-month periods ended September 30, 1995. The decrease in the Partnership's net loss is primarily attributable to an increase in rental and interest income, and a decrease in depreciation and amortization and general and administrative expenses, which was partially offset by an increase in interest expense.

For the three-month and nine-month periods ended September 30, 1996, rental income included operating income of $2,822,558 and $7,570,975, respectively, compared to $2,268,521 and $5,840,807, respectively, for the same periods in 1995. The improvement for the 1996 periods is due primarily to improved Hotel operating results. Operating results were positively impacted by higher average occupancy and room rates at the Hotel during 1996 compared to 1995, which resulted in increases in room sales and telecommunication sales for the 1996 periods. Interest income for the three-month and nine- month periods ended September 30, 1996 was $28,660 and $107,172, respectively, compared with $18,394 and $88,837, respectively, for the same periods in 1995. The increases in 1996 are due primarily to higher average cash balances being maintained by the Partnership.

Total expenses were $4,455,180 and $14,035,534 for the three- month and nine-month periods ended September 30, 1996, respectively, compared to $4,709,216 and $14,126,441, respectively for the three-month and nine-month periods ended September 30, 1995. The decreases are due primarily to lower depreciation and amortization and general and administrative expenses, which was partially offset by higher interest expense resulting from the compounding of interest on the principal debt balances.


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a)  Exhibits -

              (10)(a) Purchase and Sale Agreement and Joint Escrow Instructions dated as of November 4, 1996

              (10)(b) Allocation and Release Agreement dated as of November 1, 1996

              (10)(c) Consent and Release Agreement dated as of November 1, 1996

              (27)     Financial Data Schedule

            (b)  Reports on Form 8-K -

                On September 6, 1996, the Partnership filed a Form 8-K which provided an update on certain information relating to the current status of the Partnership and the Hotel, the Grand Hyatt San Francisco. The Partnership also reported that it retained Eastdil Realty Company, a nationally-recognized real estate firm, to facilitate a sale of the Hotel or obtain replacement financing for the Partnership's debt. On
                November 8, 1996, the Partnership filed a Form 8-K which provided a discussion of definitive agreements executed by the Partnership relating to the proposed sale of the Hotel, the Grand Hyatt San Francisco.


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



                          UNION SQUARE HOTEL PARTNERS, L.P.

                          BY:     UNION SQUARE/GP CORP.
                                  General Partner



Date:  November 14, 1996

                          BY:     /s/ Jeffrey C. Carter
                                  President, Director and
                                  Chief Financial Officer