Form 10-K
period 1996-12-31
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1997-03-31
CIK 795879

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
OR

[ ]  TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        Commission file number:  33-6678



                       UNION SQUARE HOTEL PARTNERS, L. P.
              ----------------------------------------------------
              Exact name of registrant as specified in its charter


           Delaware                                          13-3389008
       ----------------                                  ------------------
State or other jurisdiction                  I.R.S. Employer Identification No.
of incorporation or organization

ATTN:  Andre Anderson
3 World Financial Center,
29th Floor, New York, New York                                   10285
-------------------------------                                 --------
Address of principal executive offices                          zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                DEPOSITARY UNITS OF LIMITED PARTNERSHIP INTEREST
                      -----------------------------------
                                 Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No
                                           ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   (x)

Aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

Documents Incorporated by Reference:
Portions of Parts I, II, III and IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.


                                 PART I


Item 1.  Business

(a)  General Development of Business.

Union Square Hotel Partners, L.P. (the "Partnership), formerly Shearson Union Square Associates L.P. (see Item 10. "Certain Matters Involving Affiliates"), is a Delaware limited partnership formed in June 1986. The general partner of the Partnership is Union Square/GP Corp. (the "General Partner"), formerly Shearson Union Square/GP Corp. (see Item 10.
"Certain Matters Involving Affiliates"), a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman"), formerly Shearson Lehman Brothers Inc. (see Item 10. "Certain Matters Involving Affiliates").
The Partnership was formed to acquire the Hyatt on Union Square (the "Property" or "Hotel") located in San Francisco, California and operated under a long-term lease (the "Operating Lease") by California Hyatt Corporation ("California Hyatt"), a subsidiary of Hyatt Corporation ("Hyatt"). Additional information concerning the Operating Lease is incorporated by referenced to Note 3 "Real Estate" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14. The Hotel was renamed the Grand Hyatt San Francisco on February 1, 1990.

Between September 24, 1986, the date of the initial closing, and March 26, 1987, the date of the final closing, 7,174,100 depositary units of limited partnership interest ("Units", holders of Units are herein referred to as "Unitholders") were issued. The net proceeds of the offering, after payment of offering and organization costs and acquisition fees, aggregated $67,650,091.

The Partnership commenced operation on August 29, 1986 with the acquisition of the Hotel for a purchase price of $127,727,472. The purchase price, related costs and establishment of initial reserve accounts were funded by the issuance of (1) a first mortgage loan (the "Mortgage Loan") for $70,000,000 from the Bank of Nova Scotia ("BNS");
(2) a loan payable secured by a second mortgage on the Hotel (the "Loan Payable") for $13,325,000; and (3) a note payable (the "Note Payable") for $55,000,000. The Note Payable was issued by an affiliate of the General Partner to enable the Partnership to consummate the purchase of the Hotel and was repaid in full on January 13, 1987 from the proceeds of the offering.

Sale of Hotel; Liquidation of the Partnership. The Hotel was sold on February 21, 1997, following the receipt of approval from holders of a majority of the Partnership's outstanding Units, which was obtained at a special meeting of the Partnership held on February 14, 1997 (the "Special Meeting"). The General Partner desires to dissolve the Partnership in 1997 and to make one or more liquidating distributions in accordance with the terms of the Partnership Agreement. For further information concerning the sale of the Hotel and planned liquidation, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, and to
Note 3 "Real Estate", Note 4 "Restructuring Agreement and Subsequent Agreement Modifications", Note 5 "Transactions with Related Parties" and
Note 8 "Subsequent Event" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

(b)  Financial Information About Industry Segments.
Prior to the sale of the Hotel, the Partnership's sole business had been to own and lease the Hotel. All of the Partnership's revenues and assets have related solely to such industry segment.

(c)  Narrative Description of Business.
As the Hotel constituted the principal asset of the Partnership, the Partnership Agreement requires that the Partnership's assets, consisting principally of the net proceeds from the sale of the Hotel, be distributed to partners, and that the Partnership thereafter be liquidated and dissolved. Any such distributions will be made only after satisfaction of all debts, liabilities and obligations of the Partnership, payment of other expenses and the establishment of any reserves for contingencies that the General Partner deems necessary. For further information concerning the sale of the Hotel and planned liquidation, please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained herein, and to Note 3 "Real Estate", Note 4 "Restructuring Agreement and Subsequent Agreement Modifications", Note 5 "Transactions with Related Parties" and Note 8 "Subsequent Event" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

Employees.
The Partnership's business is managed by the General Partner, and the Partnership has no employees. The Hotel's staff are employees of California Hyatt.


Item 2.  The Property
The Hotel is a 693-room hotel located on Stockton Street between Post Street and Sutter Street in the Union Square area of San Francisco. The Hotel includes 22,000 square feet of meeting room, conference and banquet facilities and has two full service restaurants and one lounge. Additional information regarding the Hotel is incorporated by reference to Note 3 "Real Estate" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.


Item 3.  Legal Proceedings

Incorporated by reference to Note 7 "Litigation" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Unitholders for a vote through the solicitation of proxies or otherwise during the fourth quarter of the Partnership's past fiscal year.

To obtain approval for the sale of the Partnership's Hotel, a proxy solicitation statement was mailed to Limited Partners on January 10, 1997 and a supplement was mailed on February 3, 1997. At the Special Meeting, the sale was approved by unitholders holding a majority of the outstanding units.


                               PART II

Item 5. Market for the Partnership's Limited Partnership interests and Security Holder Matters

(a) Market Information. There is no established trading market for the Units.

(b) Holders. The number of Unitholders of record as of December 31, 1996 was 5,766.

(c) Dividends. Cash distributions have remained suspended since the second quarter of 1988. However, pursuant to the settlement of class actions against the Partnership and others (the "Settlement"), Shearson Lehman Brothers Inc. ("Shearson") paid cash distributions to class member Limited Partners, in the amount of $.40 per Unit on February 12, 1993, $.30 per Unit on February 14, 1992 and $.10 per Unit on March 8, 1991, for the fiscal years ended December 31, 1992, 1991 and 1990, respectively.

As the Hotel constituted the principal asset of the Partnership, the Partnership Agreement requires that the Partnership's assets, consisting principally of the net proceeds from the sale of the Hotel, be distributed to partners, and that the Partnership thereafter be liquidated and dissolved. Any such distributions will be made only after satisfaction of all debts, liabilities and obligations of the Partnership, payment of other expenses and the establishment of any reserves for contingencies that the General Partner deems necessary.


Item 6.  Selected Financial Data

Selected Partnership financial data for the five years ended December 31 is shown below. This data should be read in conjunction with the Partnership's financial statements which are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.

                                   For the Years ended December 31,

                        1996        1995         1994         1993         1992

Total Income     $12,230,697 $ 9,051,456  $ 7,005,899  $ 5,412,650  $ 4,255,525
Net Loss          (5,562,891) (9,717,080) (11,015,227) (12,404,566) (13,825,960)
Net Loss
  Per Unit(1)          (0.77)      (1.34)       (1.52)       (1.71)       (1.91)
Long-term
  obligations(2) 141,139,246 135,589,637  130,684,497  126,508,947  122,783,001
Total Assets     103,896,271 103,454,110  106,774,719  109,887,083  115,656,493
Cash Distributions
Per Unit(1)              .00         .00          .00          .00       .40(3)


(1)   Based on 7,174,100 units outstanding.

(2) Accrued interest is not included in long-term obligations with the exception of interest accrued on the Loan Payable which, according to the original terms thereof, is not payable currently. In addition, pursuant to the Restructuring, past due interest on the Mortgage Loan was deferred and is due and payable upon maturity of the Mortgage Loan. Accordingly, such deferred interest is included as a long-term obligation.

(3)   Paid by Shearson pursuant to the Settlement.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Partnership's liquidity and capital resources were substantially impacted by the sale of the Hotel on February 21, 1997. The Partnership received net proceeds from the sale of $6.9 million, which were deposited in the Blocked Account described below. Additionally, the Partnership was reimbursed for actual and accrued costs relating to the sale in the amount of $1,794,116. The transaction resulted in a gain on sale of approximately $31,900,000, which will be reflected in the Partnership's Statement of Operations in the first quarter of 1997. Pursuant to the transaction, the General Partner utilized a portion of the sale proceeds to repay in full the First Deed of Trust Note held by BNS, which indebtedness was approximately $86,900,000 as of February 21, 1997. Additionally, $30,000,000 was paid to Capital Growth Mortgage Investors, L.P. ("Capital Growth"), the holder of a Second Deed of Trust Note secured by the Hotel.

The General Partner desires to dissolve the Partnership in 1997 and to make one or more liquidating distributions in accordance with the terms of the Partnership Agreement. Any such distributions will be made only after satisfaction of all debts, liabilities and obligations of the Partnership (excluding the amount of the unsecured debt obligations forgiven as described in Note 5. "Transactions with Related Parties" of the Notes to the Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14.), payment of other expenses of the transaction and of the dissolution and liquidation of the Partnership, and the establishment of any reserves for contingencies that the General Partner deems necessary.

On January 24, 1997, Cal Kan, Inc., a limited partner of Capital Growth, filed a purported derivative and class action complaint in the Court of Chancery in the State of Delaware against the Partnership, the General Partner, Lehman Brothers Holdings, Inc. ("Lehman") and the general partner of Capital Growth (the "Cal Kan Litigation"). Capital Growth is also a nominal defendant in the action. The complaint alleges that (a) the Allocation and Release Agreement between the Partnership and Capital Growth (the "Allocation Agreement"), constitutes (i) a waste of Capital Growth's assets, serving no valid business purpose of Capital Growth,
(ii) a fraudulent conveyance by the Partnership and (iii) a violation of the Partnership Agreement and of the Capital Growth partnership agreement; (b) in connection with the sale of the Hotel, the General Partner, Capital Growth's general partner and Lehman each breached various fiduciary duties alleged to be owed to the plaintiffs, including by usurping opportunities that should have been available to Capital Growth; and (c) the defendants' actions relating to the foregoing constituted a conspiracy among such parties. The plaintiffs seek injunctive relief to prevent the Partnership from distributing to Unitholders and the General Partner any cash proceeds from the sale of the Hotel, and instead seek to have a receiver appointed following the Sale to effect an application of such cash proceeds to the Second Mortgage Note in a greater amount than was agreed to in the Allocation Agreement. Repayment of the First Mortgage Note would be permitted. No request was made to enjoin the Special Meeting or consummation of the Sale. The plaintiffs also request that the court award unspecified damages and litigation expenses.

In order not to delay or otherwise impair the sale of the Hotel, and pursuant to a demand by Cal Kan, on February 21, 1997, the Partnership and Capital Growth entered into a Non-Distribution and Security Agreement and other related agreements (collectively, the "Non-Distribution Agreement"). Pursuant to the Non-Distribution Agreement, the Partnership deposited certain net sales proceeds from the transaction, in the amount of $6,911,149, which otherwise would have been available to the Partnership under the Allocation Agreement, in a restricted bank account (the "Blocked Account") with a nationally-recognized commercial bank.
The terms of the Non-Distribution Agreement generally prohibit the release of funds from the Blocked Account until April 21, 1997, and allow Capital Growth a security interest in the Blocked Account to secure certain of the Partnership's obligations to Capital Growth under the Non-Distribution Agreement, and certain obligations which may be determined by the Cal Kan Litigation. The funds in the Blocked Account will be released to the Partnership, free from Capital Growth's security interest, on April 22, 1997, unless the Blocked Account is extended by agreement between the Partnership and Capital Growth, or by court order. A preliminary injunction hearing is currently scheduled for April 21, 1997, to determine whether the Partnership should be prohibited from making distributions to its unitholders pending resolution of the Cal Kan Litigation. However, the parties to the lawsuit have discussed an agreement pursuant to which they would forego the preliminary injunction hearing provided the parties request and receive a trial date that would allow for completion of a full trial on the merits before June 21, 1997, and as long as the Partnership agrees not to make distributions to unitholders before that date. The Partnership is awaiting a ruling from the court on this request. Although the outcome of litigation of this nature cannot be predicted with certainty, the Partnership's assessment of the Cal Kan Litigation is that the Partnership has strong defenses to the claims against it and that the Partnership is entitled to the benefits of the Allocation Agreement negotiated on behalf of the Partnership.

No assurance can be made that the Cal Kan Litigation or any other claim which may arise will be resolved in a timely manner or without significant expense to the Partnership. In light of the Cal Kan Litigation, the General Partner cannot accurately predict whether it will make a liquidating distribution within 120 days of the completion of the sale of the Hotel as had been stated in the Proxy Statement. The General Partner does not currently expect to make any liquidating distribution prior to a final resolution of the Cal Kan Litigation, although it reserves the right to do so. In addition, any expense to the Partnership of obtaining such a resolution (including without limitation the costs of defending the matter and any other claim which may arise, and the amount, if any, of any damages or settlement payments to be borne by the Partnership) would reduce the amount of net cash proceeds otherwise available for distribution.

After settling the Partnership's remaining liabilities and establishing a reserve for contingencies, the General Partner currently estimates that approximately $12 million ($1.67 per unit) would be available for distribution but for the Cal Kan Litigation.

In view of the then pending sale of the Hotel, the Partnership's real estate at cost, less accumulated depreciation at December 31, 1996, was recorded on the Partnership's Balance Sheet as "Property held for disposition," without any impact to net income.

Results of Operations

1996 versus 1995
----------------
The average occupancy rate and average room rate at the Hotel for the year ended December 31, 1996 were 85.8% and $158.15, respectively, compared to 81.3% and $142.25, respectively, for 1995.

For the year ended December 31, 1996, the Partnership incurred a net loss of $5,562,891, compared to a net loss of $9,717,080 for the year ended December 31, 1995. The decrease in the Partnership's net loss is primarily attributable to an increase in rental and interest income, and a decrease in depreciation and amortization, which was partially offset by increases in general and administrative expenses and interest expense.

For the year ended December 31, 1996, rental income included operating income of $10,664,266, compared to $7,677,616 for the year ended
December 31, 1995. The improvement for 1996 is due primarily to improved Hotel operating results. Operating results were positively impacted by higher average occupancy and room rates at the Hotel during 1996 compared to 1995, which resulted in increases in room sales, food and beverage sales and telecommunication sales during 1996 compared to 1995. Interest income for the year ended December 31, 1996 was $157,781, compared to $123,210 for the year ended December 31, 1995. The increase in 1996 is due primarily to higher average cash balances being maintained by the Partnership.

Total expenses were $17,793,588 for the year ended December 31, 1996, compared to $18,768,536 for the year ended December 31, 1995. The decrease is due primarily to lower depreciation and amortization, due to the Partnership's real estate being reclassified at September 30, 1996, as Property held for disposition. This decrease was partially offset by higher interest expense resulting from the compounding of interest on the principal debt balances and higher general and administrative expenses. General and administrative expenses were $265,869 for the year ended December 31, 1996, compared to $206,467 for the year ended
December 31, 1995. The increase in 1996 is due primarily to the payment to the City of San Francisco for 1994, 1995 and 1996 taxes on business receipts and an increase in Partnership administrative services relating to the proxy solicitation. The increases were partially offset by decreases in consulting, legal and audit fees.

1995 versus 1994
----------------
The average occupancy rate and average room rate for the year ended December 31, 1995 were 81.3% and $142.25, respectively, compared to 75.5% and $141.17, respectively, for 1994.

For the year ended December 31, 1995, the Partnership incurred a net loss of $9,717,080, compared to a net loss of $11,015,227 for the year ended December 31, 1994. The decrease in the Partnership's net loss was primarily attributable to an increase in rental income and interest income, which was partially offset by an increase in interest expense.

For the year ended December 31, 1995, rental income included operating income of $7,677,616, compared to $5,816,107 for the same period in 1994. The improvement for the year ended December 31, 1995 was largely due to improved Hotel operating results. Operating results were positively impacted by higher average occupancy and room rates at the Hotel during 1995 compared to 1994, which resulted in increases in room sales, food and beverage sales, telecommunication sales and other rental income for 1995. Interest income for the year ended December 31, 1995 was $123,210, compared with $39,454 for the same period in 1994. The increase in 1995 was due primarily to the higher cash balances being maintained by the Partnership and higher interest rates.

Total expenses were $18,768,536 for the year ended December 31, 1995, compared to $18,021,126 for the year ended December 31, 1994. The increase primarily was due to higher interest expense resulting from the compounding of interest on the principal debt balance and an increased prime rate during 1995. This increase was partially offset by lower depreciation and amortization.


Item 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under Item 14 and Schedule III.

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

The Officers and/or Directors of the General Partner are as follows:

  Name                     Office
  Jeffrey C. Carter        President, Director and Chief Financial Officer
  Rocco F. Andriola        Director and Vice President
  Regina Hertl             Vice President
  Michael Marron           Vice President

There is no family relationship among any of the foregoing directors or officers. All of the foregoing directors have been elected to serve one-year terms. The business experience and age of each of the directors and officers of the General Partner of the Partnership is detailed below.

Jeffrey C. Carter, 51, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Rocco F. Andriola, 38, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996.. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

Regina M. Hertl, 38, is a First Vice President of Lehman Brothers in its Diversified Asset Group and is responsible for the investment management of commercial and residential real estate, and a venture capital portfolio. From January 1988 through December 1988, Ms. Hertl was Vice President of the Real Estate Accounting Group within the Controller's Department of Shearson Lehman Brothers. From September 1986 through December 1987, she was an Assistant Vice President responsible for real estate accounting analysis within the Controller's Department at Shearson. From September 1981 to September 1986, Ms. Hertl was employed by the accounting firm of Coopers & Lybrand. Ms. Hertl, who is a Certified Public Accountant, graduated from Manhattan College in 1981 with a B.S. degree in Accounting.

Michael Marron, 33, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany in 1985 and is a Certified Public Accountant.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners

To the knowledge of the General Partner, no person owned more than 5% of the outstanding Units as of December 31, 1996.

(b)  Security ownership of management

As of December 31, 1996, none of the officers and directors of the General Partner owned any Units.

(c)  Changes in control

None.


Item 13.  Certain Relationships and Related Transactions

All of the officers and directors of the General Partner are employees of Lehman Brothers Inc. Information regarding transactions with affiliates is incorporated by reference to Note 5 "Transactions with Related Parties" of the Notes to Financial Statements contained in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, filed as an exhibit under
Item 14.



                                 PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K

  (a)(1)    Financial Statements:

      Balance Sheets - At December 31, 1996 and 1995            (1)

      Statements of Operations - For the years ended
         December 31, 1996, 1995 and 1994                       (1)

      Statements of Partners' Deficit - For the years
         ended December 31, 1996, 1995 and 1994                 (1)

      Statements of Cash Flows - For the years ended
         December 31, 1996, 1995 and 1994                       (1)

      Notes to the Financial Statements                         (1)

      Report of Independent Public Accountants                  (1)

  (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

(a)(2) Financial Statement Schedules:

       Schedule III - Real Estate and Accumulated Depreciation          F-1
       Report of Independent Public Accountants on Schedule III
       - Real Estate and Accumulated Depreciation                       F-2

       All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted as (1) the information required is disclosed in the financial statements and notes thereto; (2) the schedules are not required under the related instructions; or
       (3) the schedules are inapplicable.

(a)(3) Exhibits:  See Exhibit Index contained herein.

(b) Reports on Form 8-K: On November 8, 1996, the Partnership filed a Form 8-K which provided a discussion of definitive agreements executed by the Partnership relating to the proposed sale of the Hotel, the Grand Hyatt San Francisco.

       On February 21, 1997, the Partnership filed a Form 8-K which announced the closing of the sale of the Hotel, the Grand Hyatt San Francisco, to Grand Hyatt SF General Partnership ("GH").


(c)  Exhibit Index

Exhibit Number

3.a Amended and Restated Agreement of Limited Partnership of Shearson Union Square Associates dated August 18, 1986 (included in Amendment No. 2 to registration Statement No. 33-6678) incorporated by reference.*

10.a Stipulation and Agreement of Compromise and Settlement filed in the Court of Chancery of the State of Delaware in and for New Castle County on June 8, 1990.*

10.b Documents for Restructuring of Indebtedness Encumbering the Grand Hyatt Union Square Hotel among Shearson Union Square Associates Limited Partnership, as Borrower, and The Bank of Nova Scotia, as First Lien Holder, Capital Growth Mortgage Investors, L.P., as Second Lien Holder, Hyatt Corporation, as Third Lien Holder, and California Hyatt Corporation, as Hotel Manager dated June 30, 1992.*

10.c Purchase and Sale Agreement and Joint Escrow Instructions dated as of November 5, 1996 (Incorporated by reference from Exhibit (10)(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

10.d Allocation and Release Agreement dated as of November 1, 1996 (Incorporated by reference from Exhibit (10)(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

10.e Consent and Release Agreement dated as of November 1, 1996 (Incorporated by reference from Exhibit (10)(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).*

10.f Non-Distribution and Security Agreement dated as of February 21, 1997, between Union Square Hotel Partners, L.P. and Capital Growth Mortgage Investors, L.P.

13.1  Annual Report to Unitholders for the year ended December 31, 1996.

27.1  Financial Data Schedule
______________________

*Previously filed.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         UNION SQUARE HOTEL PARTNERS, L.P.

                         BY:  Union Square GP/Corp.
                              General Partner
Date:  March 28, 1997
                              BY:       s/Jeffrey C. Carter/
                              Name:     Jeffrey C. Carter
                              Title:    President, Director and
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         UNION SQUARE/GP CORP.
                         General Partner




Date:  March 28, 1997
                              BY:       s/Jeffrey C. Carter/
                              Name:     Jeffrey C. Carter
                              Title:    President, Director and
                                        Chief Financial Officer


Date:  March 28, 1997
                              BY:       s/Rocco F. Andriola/
                              Name:     Rocco F. Andriola
                              Title:    Director and Vice
                                        President




Date:  March 28, 1997
                              BY:       s/Regina Hertl/
                              Name:     Regina Hertl
                              Title:    Vice President



Date:  March 28, 1997
                              BY:       s/Michael Marron/
                              Name:     Michael Marron
                              Title:    Vice President