Form 10-Q
period 1997-03-31
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1997-05-15
CIK 795879

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

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




Balance Sheets
                                              At March 31,    At December 31,
                                                     1997               1996
Assets
Property held for disposition                $          0      $  96,076,204
Cash and cash equivalents                       6,272,727          5,291,387
Restricted cash                                 6,945,874                  0
Replacement reserve receivable                     45,718          1,283,862
Rent receivable                                         0            520,710
Deferred charges, net of accumulated
  amortization of $4,307,099 in 1996                    0            724,108
                                             ------------      -------------
     Total Assets                            $ 13,264,319      $ 103,896,271
                                             ============      =============
Liabilities and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses      $    502,756      $      72,765
  Due to affiliates                                10,372             11,798
  Mortgage loan payable                                 0         70,000,000
  Accrued interest                                      0         13,537,078
  Deferred interest                                     0          9,672,070
  Notes and loans - affiliates                          0         57,585,170
  Loan payable - Hyatt                                  0          3,882,006
                                             ------------      -------------
     Total Liabilities                            513,128        154,760,887
                                             ------------      -------------
Partners' Capital (Deficit):
  General Partner                                 127,512         (1,191,866)
  Limited Partners                             12,623,679        (49,672,750)
                                             ------------      -------------
     Total Partners' Capital (Deficit)         12,751,191        (50,864,616)
                                             ------------      -------------
     Total Liabilities and Partners'
      Capital (Deficit)                      $ 13,264,319      $ 103,896,271
                                             ============      =============


Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                       General         Limited
                                       Partner        Partners           Total
Balance at December 31, 1996       $(1,191,866)   $(49,672,750)   $(50,864,616)
Net income                           1,319,378      62,296,429      63,615,807
                                   -----------    ------------    ------------
Balance at March 31, 1997          $   127,512    $ 12,623,679    $ 12,751,191
                                   ===========    ============    ============



Statements of Operations
For the three months ended March 31,                  1997               1996

Income
Rental income:
  Operating income                            $  1,610,033       $  1,755,765
  Replacement escrow, net                           70,044            309,761
Interest income                                     98,110             35,746
Miscellaneous income                                 1,142                365
                                              ------------       ------------
     Total Income                                1,779,329          2,101,637
                                              ------------       ------------
Expenses
Interest expense                                 1,793,914          3,414,600
Depreciation and amortization                            0          1,325,903
General and administrative                          92,675             34,665
                                              ------------       ------------
     Total Expenses                              1,886,589          4,775,168
                                              ------------       ------------
Loss from operations                              (107,260)        (2,673,531)
Gain on sale of property                        31,866,564                  0
                                              ------------       ------------
Income (Loss) before extraordinary item         31,759,304         (2,673,531)
Extraordinary Item
Gain on forgiveness of indebtedness             31,856,503                  0
                                              ------------       ------------
     Net Income (Loss)                        $ 63,615,807       $ (2,673,531)
                                              ============       ============
Net Income (Loss) Allocated:
To the General Partner                        $  1,319,378       $    (26,735)
To the Limited Partners                         62,296,429         (2,646,796)
                                              ------------       ------------
                                              $ 63,615,807       $ (2,673,531)
                                              ============       ============
Per limited partnership unit (7,174,100 outstanding)
Loss from operations                                $ (.02)            $ (.37)
Gain on sale of property                              4.40                  0
Extraordinary gain on forgiveness of indebtedness     4.30                  0
                                              ------------       ------------
                                                    $ 8.68             $ (.37)
                                              ============       ============

Statements of Cash Flows
For the three months ended March 31,                     1997            1996

Cash Flows From Operating Activities:
Net income (loss)                                $ 63,615,807    $ (2,673,531)
Adjustments to reconcile net income (loss) to
net cash provided by (used for) operating activities:
  Rental income from replacement escrow               (70,044)       (309,761)
  Depreciation and amortization                             0       1,325,903
  Gain on sale of property                        (31,866,564)              0
  Extraordinary gain on forgiveness
    of indebtedness                               (31,856,503)              0
  Increase in deferred interest on notes
    and loans - affiliates                            912,341       1,269,404
  Increase in accrued interest on loan
    payable - Hyatt                                    44,244               0
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
      Rent receivable                                 520,710        (544,939)
      Accounts payable and accrued expenses           (14,256)         (5,490)
      Due to affiliates                                (1,426)            115
      Accrued and deferred interest                (2,889,689)        976,446

Net cash provided by (used for)                  ------------    ------------
 operating activities                              (1,605,380)         38,147
                                                 ------------    ------------
Cash Flows From Investing Activities:
Proceeds from sale of property                    126,900,000               0
Closing costs                                      (1,635,401)              0
Funding of restricted cash                         (6,945,874)              0
Proceeds from replacement reserve receivable        1,190,776         229,635
Additions to real estate                                    0        (229,635)
                                                 ------------    ------------
Net cash provided by investing activities         119,509,501               0
                                                 ------------    ------------
Cash Flows From Financing Activities:
Principal payments on mortgage loan payable       (70,000,000)              0
Payments on accrued interest                       (6,793,437)              0
Payments on deferred interest                     (10,129,344)              0
Payments on notes and loans - affiliates          (30,000,000)              0
                                                 ------------    ------------
Net cash used for financing activities           (116,922,781)              0
                                                 ------------    ------------
Net increase in cash and cash equivalents             981,340          38,147
Cash and cash equivalents, beginning of period      5,291,387       3,378,174
                                                 ------------    ------------
Cash and cash equivalents, end of period         $  6,272,727    $  3,416,321
                                                 ============    ============
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest         $  3,727,016    $  1,168,750
                                                 ------------    ------------
Supplemental Disclosure of Non-Cash Financing Activities:

In connection with the sale of the hotel on February 21, 1997, the $3,926,250 loan payable to Hyatt was assumed by the buyer, thereby releasing the Partnership from its loan obligation. A portion of the closing costs totaling $444,247 were funded through accounts payable and accrued expenses in 1997.



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the statement of partner's capital (deficit) for the three months ended March 31, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Sale of Hotel

On February 21, 1997, the Partnership sold the Grand Hyatt San Francisco (the "Hotel") to Grand Hyatt SF General Partnership ("GH"), an affiliate of California Hyatt Corporation, for $126,900,000 in cash and the assumption of approximately $3.9 million of nonrecourse debt owed to an affiliate of GH (collectively, the "Transaction"). The Partnership received certain net proceeds from the sale in the amount of $6,911,149. These proceeds were deposited into a restricted bank account pursuant to an agreement (the "Non-Distribution Agreement") between the Partnership and Capital Growth Mortgage Investors, L.P. ("Capital Growth"), after payment in full of the Partnership's first mortgage note and $30,000,000 in full satisfaction of the Partnership's obligations to Capital Growth. The transaction resulted in a gain on sale of $31,866,564, which is reflected in the Partnership's statements of operations for the three months ended March 31, 1997.

In connection with the Transaction, the Partnership and Capital Growth entered into an Allocation and Release Agreement (the "Allocation Agreement") whereby Capital Growth agreed to accept $30,000,000 in repayment of all of the Partnership's obligations to Capital Growth (including unsecured debt obligations totaling $4,706,884 as of February 21, 1997 and the obligation to reimburse Capital Growth for certain costs). The remaining second mortgage debt obligation totaling $12,852,548 as of February 21, 1997 was forgiven.

In addition, as a condition to the effectiveness of the Allocation Agreement, certain affiliates of the General Partner, other than Capital Growth, entered into a Consent and Release Agreement (the "Consent Agreement"), pursuant to which they agreed to fully release the Partnership from the Partnership's unsecured indebtedness to them in an aggregate amount of $14,334,757 as of February 21, 1997. As a result of the Allocation Agreement and Consent Agreement, the Partnership recognized an extraordinary gain on forgiveness of indebtedness of $31,856,503, net of deferred charges of $37,686, which is reflected in the statements of operations for the three months ended
March 31, 1997.

The General Partner desires to dissolve the Partnership in 1997 and to make one or more liquidating distributions in accordance with the terms of the limited partnership agreement. Any such distributions will be made only after satisfaction of all debts, liabilities and obligations of the Partnership (excluding the amount of the secured and unsecured debt obligations forgiven), payment of other expenses of the Transaction, the dissolution and liquidation of the Partnership, settlement of the Cal Kan litigation discussed in Part II,
Item 1, and the establishment of any reserves for contingencies that the General Partner deems necessary.



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

The Partnership's liquidity and capital resources were substantially impacted by the sale of the Hotel on February 21, 1997. The Partnership received certain net proceeds from the sale in the amount of $6,911,149, which were deposited in the Blocked Account described below. Additionally, the Partnership was reimbursed for actual and accrued costs relating to the sale in the amount of $1,794,116. The transaction resulted in a gain on sale of $31,866,564, and a gain on forgiveness of indebtedness of $31,856,503. Pursuant to the transaction, the General Partner utilized a portion of the sale proceeds to repay in full the first deed of trust note held by Bank of Nova Scotia, which indebtedness was approximately $86,900,000 as of February 21, 1997. Additionally, $30,000,000 was paid to Capital Growth Mortgage Investors, L.P. ("Capital Growth"), the holder of, among other indebtedness, a second deed of trust note secured by the Hotel.

The General Partner desires to dissolve the Partnership in 1997 and to make one or more liquidating distributions in accordance with the terms of the Partnership Agreement. Any such distributions will be made only after satisfaction of all debts, liabilities and obligations of the Partnership (excluding the amount of the secured and unsecured debt obligations forgiven as described in the Notes to the Financial Statements contained herein), payment of other expenses of the transaction and of the dissolution and liquidation of the Partnership, and the establishment of any reserves for contingencies that the General Partner deems necessary.

On January 24, 1997, Cal Kan, Inc., a limited partner of Capital Growth, filed a purported derivative and class action complaint in the Court of Chancery in the State of Delaware against the Partnership, the General Partner, Lehman Brothers Holdings, Inc. ("Lehman") and the general partner of Capital Growth (the "Cal Kan Litigation"). Capital Growth is also a nominal defendant in the action. The complaint alleges that (a) the Allocation and Release Agreement between the Partnership and Capital Growth (the "Allocation Agreement"), constitutes (i) a waste of Capital Growth's assets, serving no valid business purpose of Capital Growth, (ii) a fraudulent conveyance by the Partnership and
(iii) a violation of the Partnership Agreement and of the Capital Growth partnership agreement; (b) in connection with the sale of the Hotel, the General Partner, Capital Growth's general partner and Lehman each breached various fiduciary duties alleged to be owed to the plaintiffs, including by usurping opportunities that should have been available to Capital Growth; and
(c) the defendants' actions relating to the foregoing constituted a conspiracy among such parties. The plaintiffs seek injunctive relief to prevent the Partnership from distributing to unitholders and the General Partner any cash proceeds from the sale of the Hotel, and instead seek to have a receiver appointed to effect an application of such cash proceeds to the second deed of trust note in a greater amount than was agreed to in the Allocation Agreement. No request was made to enjoin the consummation of the Transaction. The plaintiffs also requested that the court award unspecified damages and litigation expenses.

In order not to delay or otherwise impair the sale of the Hotel, and pursuant to a demand by Cal Kan, on February 21, 1997, the Partnership and Capital Growth entered into a Non- Distribution and Security Agreement and other related agreements (collectively, the "Non-Distribution Agreement"). Pursuant to the Non-Distribution Agreement, the Partnership deposited certain net sales proceeds from the transaction, in the amount of $6,911,149, which otherwise would have been available to the Partnership under the Allocation Agreement, in a restricted bank account (the "Blocked Account") with a nationally-recognized commercial bank. The initial terms of the Non-Distribution Agreement generally prohibited the release of funds from the Blocked Account until April 21, 1997, and allowed Capital Growth a security interest in the Blocked Account to secure certain of the Partnership's obligations to Capital Growth under the Non-Distribution Agreement, and certain obligations which may be determined by the Cal Kan Litigation. The funds in the Blocked Account were to be released to the Partnership, free from Capital Growth's security interest, on April 22, 1997, unless the Blocked Account was extended by agreement between the Partnership and Capital Growth, or by court order. On April 18, 1997, the Blocked Account was extended to June 24, 1997 pending completion of a trial, as discussed below.

A preliminary injunction hearing was originally scheduled for April 21, 1997, to determine whether the Partnership should be prohibited from making distributions to its unitholders pending resolution of the Cal Kan Litigation. However, the parties to the lawsuit agreed to forego the preliminary injunction hearing based on the setting of a trial date allowing for completion of a trial on the merits before June 30, 1997, and based on the Partnership's agreement not to make distributions to unitholders before that date. The trial date has now been set for June 9 and 10, 1997. Although the outcome of litigation of this nature cannot be predicted with certainty, the Partnership's assessment of the Cal Kan Litigation is that the Partnership has strong defenses to the claims against it and that the Partnership is entitled to the benefits of the Allocation Agreement negotiated on behalf of the Partnership.

No assurance can be made that the Cal Kan Litigation or any other claim which may arise will be resolved in a timely manner or without significant expense to the Partnership. In light of the Cal Kan Litigation, the General Partner now believes it is unlikely that it will make a liquidating distribution within 120 days of the completion of the sale of the Hotel as had been stated in the Proxy Statement (the "Proxy"). The General Partner does not currently expect to make any liquidating distribution prior to a final resolution of the Cal Kan Litigation, although it reserves the right to do so. In addition, any expense to the Partnership of obtaining such a resolution (including without limitation the costs of defending the matter and any other claim which may arise, and the amount, if any, of any damages or settlement payments to be borne by the Partnership) would reduce the amount of net cash proceeds otherwise available for distribution.

After settling the Partnership's other remaining liabilities and establishing a reserve for contingencies, the General Partner currently estimates that approximately $12 million ($1.67 per unit) would be available for distribution but for the pending Cal Kan Litigation.

Results of Operations

For the three months ended March 31, 1997, the Partnership generated net income of $63,615,807, compared to a net loss of $2,673,531 for the three months ended March 31, 1996. The net income in 1997 is primarily attributable to the gain on sale of $31,866,564 and the gain on forgiveness of indebtedness of $31,856,503 recognized as a result of the sale of the Hotel on February 21, 1997.

For the three months ended March 31, 1997, rental income included operating income of $1,610,033, compared to $1,755,765 for the same period in 1996. The decrease for the 1997 period primarily is due to the sale of the Hotel on February 21, 1997, when operations ceased. Interest income for the three months ended March 31, 1997 was $98,110, compared with $35,746 for the same period in 1996. The increase in 1997 is due primarily to higher average cash balances being maintained by the Partnership.

Total expenses were $1,886,589 for the three months ended March 31, 1997, compared to $4,775,168 for the three months ended March 31, 1996. The decrease is due primarily to lower interest expense due to the sale of the Hotel on February 21, 1997, when operations on behalf of the Partnership ceased, and lower depreciation and amortization, which was partially offset by an increase in general and administrative expenses. General and administrative expenses for the three months ended March 31, 1997 were $92,675, compared to $34,665 for the same period in 1996. The increase is due primarily to the final payment of San Francisco business taxes for 1997, 1996 and 1994, and an increase in administrative costs relating to the preparation and mailing of the Proxy. In addition, during the 1997 period, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.



Part II     Other Information

Item 1      Legal Proceedings.

On January 24, 1997, Cal Kan, Inc. ("Cal Kan"), a limited partner of Capital Growth, filed a purported derivative and class action complaint (the "Cal Kan Litigation") in the Court of Chancery in the State of Delaware against the Partnership, the General Partner, Lehman Brothers Holdings, Inc. ("Lehman") and the general partner of Capital Growth. Capital Growth is also a nominal defendant in the action. The complaint alleges that (a) the Allocation Agreement constitutes (i) a waste of Capital Growth's assets, serving no valid business purpose of Capital Growth, (ii) a fraudulent conveyance by the Partnership and (iii) a violation of the Partnership Agreement and of the Capital Growth partnership agreement; (b) in connection with the sale of the Hotel, the General Partner, Capital Growth's general partner and Lehman each breached various fiduciary duties alleged to be owed to the plaintiffs, including by usurping opportunities that should have been available to Capital Growth; and (c) the defendants' actions relating to the foregoing constituted a conspiracy among such parties. The plaintiffs seek injunctive relief to prevent the Partnership from distributing to unitholders and the General Partner any cash proceeds from the sale of the Hotel, and instead seek to have a receiver appointed following the sale to effect an application of such cash proceeds to the second deed of trust note in a greater amount than was agreed to in the Allocation Agreement. No request was made to enjoin the consummation of the Transaction. The plaintiffs also requested that the court award unspecified damages and litigation expenses.

In order not to delay or otherwise impair the sale of the Hotel, and pursuant to a demand by Cal Kan, on February 21, 1997, the Partnership and Capital Growth entered into a Non-Distribution and Security Agreement and other related agreements (collectively, the "Non Distribution Agreement"). Pursuant to the Non- Distribution Agreement, the Partnership deposited certain net sales proceeds from the transaction, in the amount of $6,911,149, which otherwise would have been available to the Partnership under the Allocation Agreement, in a restricted bank account (the "Blocked Account") with a nationally-recognized commercial bank. The initial terms of the Non-Distribution Agreement generally prohibited the release of funds from the Blocked Account until April 21, 1997, and allowed Capital Growth a security interest in the Blocked Account to secure certain of the Partnership's obligations to Capital Growth under the Non-Distribution Agreement, and certain obligations which may be determined by the Cal Kan Litigation. The funds in the Blocked Account were to be released to the Partnership, free from Capital Growth's security interest, on April 22, 1997, unless the Blocked Account was extended by agreement between the Partnership and Capital Growth, or by court order. On April 18, 1997, the Blocked Account was extended to June 24, 1997 pending completion of a trial, as discussed below. A preliminary injunction hearing was originally scheduled for April 21, 1997, to determine whether the Partnership should be prohibited from making distributions to its unitholders pending resolution of the Cal Kan Litigation. However, the parties to the lawsuit agreed to forego the preliminary injunction based on the setting of a trial date allowing for completion of a trial on the merits before June 30, 1997, and based on the Partnership's agreement not to make distributions to unitholders before that date. The trial date has now been set for June 9 and 10, 1997. Although the outcome of litigation of this nature cannot be predicted with certainty, the Partnership's assessment of the Cal Kan Litigation is that the Partnership has strong defenses to the claims against it and that the Partnership is entitled to the benefits of the Allocation Agreement negotiated on behalf of the Partnership.

No assurance can be made that the Cal Kan Litigation or any other claim which may arise will be resolved in a timely manner or without significant expense to the Partnership. In light of the Cal Kan Litigation, the General Partner now believes it is unlikely that it will make a liquidating distribution within 120 days of the completion of the sale of the Hotel as had been stated in the Proxy Statement. The General Partner does not currently expect to make any liquidating distribution prior to a final resolution of the Cal Kan Litigation, although it reserves the right to do so. In addition, any expense to the Partnership of obtaining such a resolution (including without limitation the costs of defending the matter and any other claim which may arise, and the amount, if any, of any damages or settlement payments to be borne by the Partnership) would reduce the amount of net cash proceeds otherwise available for distribution.

Items 2-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a)  Exhibits -

                  (27) Financial Data Schedule

             (b)  Reports on Form 8-K -

             On February 27, 1997, the Partnership filed a Form 8-K reporting the sale of the Hotel.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         UNION SQUARE HOTEL PARTNERS, L.P.

                         BY:  UNION SQUARE/GP CORP.
                              General Partner


Date:  May 14, 1997
                         BY:  /s/ Jeffrey C. Carter
                              ---------------------
                              President, Director and
                              Chief Financial Officer