Form 10-Q
period 1997-06-30
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1997-08-14
CIK 795879

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                          FORM 10-Q

(Mark One)
         X   Quarterly Report Pursuant to Section 13 or
             15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended June 30, 1997

                                or

             Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition period from ______  to ______


                  Commission File Number: 33-6678


                UNION SQUARE HOTEL PARTNERS, L.P.
      Exact Name of Registrant as Specified in its Charter


          Delaware
State or Other Jurisdiction of                 13-3389008
Incorporation or Organization        I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson             10285
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




Balance Sheets                               At June 30,       At December 31,
                                                   1997                  1996
Assets
Property held for disposition              $         --       $    96,076,204
Cash and cash equivalents                    12,985,831             5,291,387
Replacement reserve receivable                       --             1,283,862
Rent receivable                                      --               520,710
Deferred charges, net of accumulated
 amortization of $4,307,099 in 1996                  --               724,108
   Total Assets                            $ 12,985,831       $   103,896,271

Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses     $  2,470,845       $        72,765
 Due to affiliates                               10,372                11,798
 Mortgage loan payable                               --            70,000,000
Accrued interest                                     --            13,537,078
 Deferred interest                                   --             9,672,070
 Notes and loans - affiliates                        --            57,585,170
 Loan payable - Hyatt                                --             3,882,006
   Total Liabilities                          2,481,217           154,760,887
Partners' Capital (Deficit):
General Partner                                      --            (1,191,866)
Limited Partners                             10,504,614           (49,672,750)
   Total Partners' Capital (Deficit)         10,504,614           (50,864,616)
 Total Liabilities and Partners'
  Capital (Deficit)                         $12,985,831          $103,896,271




Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997  General         Limited
                                        Partner        Partners          Total

Balance at December 31, 1996       $ (1,191,866)   $(49,672,750) $ (50,864,616)
Net income                            1,191,866      60,177,364     61,369,230
Balance at June 30, 1997           $         --    $ 10,504,614  $  10,504,614




Statements of Operations
                                  Three months                 Six months
                                  ended June 30,              ended June 30,
                                1997            1996        1997          1996
Income
Rental income:
 Operating income           $     --    $  2,992,652  $ 1,610,033  $ 4,748,417
 Replacement escrow, net          --         357,982       70,044      667,743
Interest income              171,537          42,766      269,647       78,512
Miscellaneous income             290             710        1,432        1,075
  Total Income               171,827       3,394,110    1,951,156    5,495,747
Expenses
Interest expense                  --       3,429,328    1,793,914    6,843,928
Depreciation and amortization     --       1,332,687           --    2,658,590
General and administrative   218,404          43,171      311,079       77,836
  Total Expenses             218,404       4,805,186    2,104,993    9,580,354
Loss from operations         (46,577)     (1,411,076)    (153,837)  (4,084,607)
Gain on sale of property          --              --   31,866,564           --
Income (Loss) before
 extraordinary items         (46,577)     (1,411,076)  31,712,727   (4,084,607)
Extraordinary Items
Gain (Loss) on forgiveness
 of indebtedness          (2,200,000)             --   29,656,503           --
  Net Income (Loss)      $(2,246,577)    $(1,411,076) $61,369,230  $(4,084,607)
Net Income (Loss) Allocated:
To the General Partner   $  (127,512)    $   (14,111) $ 1,191,866  $   (40,846)
To the Limited Partners   (2,119,064)     (1,396,965)  60,177,364   (4,043,761)
                         $(2,246,577)    $(1,411,076) $61,369,230  $(4,084,607)
Per limited partnership
unit (7,174,100 outstanding)
Loss from operations          $  --           $ (.19)     $  (.02)      $ (.56)
Gain on sale of property         --               --         4.40           --
Extraordinary gain (loss)
on forgiveness of indebtedness (.29)              --         4.01           --
                              $(.29)          $ (.19)     $  8.39       $ (.56)




Statements of Cash Flows
For the six months ended June 30,                       1997             1996
Cash Flows From Operating Activities:
Net income (loss)                               $ 61,369,230    $  (4,084,607)
Adjustments to reconcile net income (loss)
to net cash provided by (used for) operating
activities:
  Depreciation and amortization                           --        2,658,590
  Rental income from replacement escrow              (70,044)        (667,743)
  Gain on sale of property                       (31,866,564)              --
  Extraordinary gain on forgiveness
   of indebtedness                               (29,656,503)              --
  Increase in deferred interest on notes
   and loans - affiliates                            912,341        2,367,959
  Increase in accrued interest on loan
   payable - Hyatt                                    44,244               --
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
     Rent receivable                                 520,710         (860,472)
     Accounts payable and accrued expenses           198,080           (6,396)
     Due to affiliates                                (1,426)           2,020
     Accrued and deferred interest                (2,889,689)       1,973,607
Net cash provided by (used for) operating
 activities                                       (1,439,621)       1,382,958
Cash Flows From Investing Activities:
Proceeds from sale of property                   126,900,000               --
Closing costs                                     (2,079,648)              --
Proceeds from replacement reserve receivable       1,236,494          379,900
Additions to real estate                                  --         (379,900)
Net cash provided by investing activities        126,056,846               --
Cash Flows From Financing Activities:
Principal payments on mortgage loan payable      (70,000,000)              --
Payments on accrued interest                      (6,793,437)              --
Payments on deferred interest                    (10,129,344)              --
Payments on notes and loans - affiliates         (30,000,000)              --
Net cash used for financing activities          (116,922,781)              --
Net increase in cash and cash equivalents          7,694,444        1,382,958
Cash and cash equivalents, beginning of period     5,291,387        3,378,174
Cash and cash equivalents, end of period         $12,985,831       $4,761,132

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest          $3,727,016       $2,502,362

Supplemental Disclosure of Non-Cash Financing Activities: In connection with the sale of the hotel on February 21, 1997, the $3,926,250 loan payable to Hyatt was assumed by the buyer, thereby releasing the Partnership from its loan obligation. Settlement costs totaling $2,200,000 were accrued through accounts payable and accrued expenses in 1997.



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996, and the statement of partners' capital (deficit) for the six months ended June 30, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Sale of Hotel

On February 21, 1997, the Partnership sold the Grand Hyatt San Francisco (the "Hotel") to Grand Hyatt SF General Partnership ("GH"), an affiliate of California Hyatt Corporation, for $126,900,000 in cash and the assumption of approximately $3.9 million of nonrecourse debt owed to an affiliate of GH (collectively, the "Transaction"). After payment in full of the Partnership's first mortgage note and $30,000,000 in full satisfaction of the Partnership's obligations to Capital Growth, the Partnership received certain net proceeds from the sale in the amount of $6,911,149. These proceeds were deposited into a restricted bank account pursuant to an agreement (the "Non-Distribution Agreement") between the Partnership and Capital Growth Mortgage Investors, L.P. ("Capital Growth"). The Transaction resulted in a gain on sale of $31,866,564, which is reflected in the Partnership's statements of operations for the six months ended June 30, 1997.

In connection with the Transaction, the Partnership and Capital Growth entered into an Allocation and Release Agreement (the "Allocation Agreement") whereby Capital Growth agreed to accept the aforementioned $30,000,000 in repayment of all of the Partnership's obligations to Capital Growth (including unsecured debt obligations totaling $4,706,884 as of February 21, 1997 and the obligation to reimburse Capital Growth for certain costs). The remaining second mortgage debt obligation totaling $12,852,548 as of February 21, 1997 was forgiven.

In addition, as a condition to the effectiveness of the Allocation Agreement, certain affiliates of the General
Partner, other than Capital Growth, entered into a Consent and Release Agreement (the "Consent Agreement"), pursuant to which they agreed to fully release the Partnership from the Partnership's unsecured indebtedness to them in the aggregate amount of $14,334,757 as of February 21, 1997.

On January 24, 1997, prior to consummation of the sale, certain litigation was commenced in the Court of Chancery of the State of Delaware by a limited partner of Capital Growth against the Partnership, its General Partner, the general partner of Capital Growth and an affiliate of the General Partner, challenging the Allocation Agreement (the "Cal Kan Litigation"). The parties to the Cal Kan Litigation have executed a settlement agreement (the "Proposed Settlement") that is subject to court approval. Under the terms of the Proposed Settlement, the Partnership will contribute $2.2 million to a $2.4 million settlement fund for the benefit of Capital Growth and certain of its unitholders. This amount was recognized as a reduction to the gain on forgiveness of debt previously reflected in the statement of operations for the three months ended March 31, 1997.

As a result of the Allocation Agreement, the Consent Agreement and the Proposed Settlement, the Partnership recognized an extraordinary gain on forgiveness of debt in the amount of $29,656,503, net of deferred charges of $37,686, which is reflected in the statements of operations for the six months ended June 30, 1997.

The General Partner desires to dissolve the Partnership in 1997 and to make one or more liquidating distributions in accordance with the terms of the Partnership's limited partnership agreement. Any such distributions will be made only after satisfaction of all debts, liabilities and obligations of the Partnership (excluding the amount of the secured and unsecured debt obligations forgiven), payment of other expenses of the Transaction, the dissolution and liquidation of the Partnership, settlement of the Cal Kan litigation discussed in
Part II, Item 1, and the establishment of any reserves for contingencies that the General Partner deems necessary.




Part I, Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's liquidity and capital resources were substantially impacted by the sale of the Hotel on February 21, 1997. The Partnership received certain net proceeds from the sale in the amount of $6,911,149, which were deposited in the Blocked Account as described in Part II Item
I. Additionally, the Partnership was reimbursed for actual and accrued costs relating to the sale in the amount of $1,794,116. The Transaction resulted in a gain on sale of $31,866,564, and a gain on forgiveness of indebtedness of $29,656,503. Pursuant to the Transaction, the Partnership utilized a portion of the sale proceeds to repay in full the first deed of trust note held by Bank of Nova Scotia, which indebtedness was approximately $86,900,000 as of February 21, 1997. Additionally, $30,000,000 was paid to Capital Growth Mortgage Investors, L.P. ("Capital Growth"), the holder of, among other indebtedness, a second deed of trust note secured by the Hotel.

The General Partner desires to dissolve the Partnership in 1997 and to make one or more liquidating distributions in accordance with the terms of the Partnership's limited partnership agreement. Any such distributions will be made only after satisfaction of all debts, liabilities and obligations of the Partnership, including the Cal Kan Litigation, as described in
Part II Item I (but excluding the amount of the secured and unsecured debt obligations forgiven as described in the Notes to the Financial Statements contained herein), payment of other expenses of the Transaction and of the dissolution and liquidation of the Partnership, and the establishment of any reserves for contingencies that the General Partner deems necessary.

On January 24, 1997, Cal Kan, Inc., a limited partner of Capital Growth, filed a purported derivative and class action complaint in the Court of Chancery in the State of Delaware against the Partnership, the General Partner, an affiliate of the General Partner and the general partner of Capital Growth (the "Cal Kan Litigation"). Capital Growth is also a nominal defendant in the action. A detailed description of the Cal Kan Litigation is included in Part II Item I "Legal Proceedings" contained herein.

Currently, no assurance can be made that the Cal Kan Litigation or any other claim which may arise will be resolved in a timely manner or without significant additional expense to the Partnership. In light of the Cal Kan Litigation, the Partnership will not make a liquidating distribution within 120 days of the completion of the sale of the Hotel as had been stated in the Proxy. The General Partner does not currently expect to make any liquidating distribution prior to a final resolution of the Cal Kan Litigation, although it reserves the right to do so. In addition, any expense to the Partnership of obtaining such a resolution (including without limitation the costs of defending the matter and any other claim which may arise, and the amount, if any, of any damages or settlement payments to be borne by the Partnership) would reduce the amount of net cash proceeds otherwise available for distribution.

Results of Operations

For the three-month period ended June 30, 1997, the Partnership incurred a net loss of $2,246,577, compared to a net loss of $1,411,076 for the three-month period ended June 30, 1996. The change is primarily attributable to settlement costs related to the Cal Kan Litigation (as discussed in Part II Item I), which reduced the gain on forgiveness of indebtedness by $2,200,000. For the six-month period ended June 30, 1997, the Partnership generated net income of $61,369,230, compared to a net loss of $4,084,607 for the six-month period ended June 30, 1996. The net income in 1997 is primarily attributable to the gain on sale of the Hotel of $31,866,564 and the gain on forgiveness of indebtedness of $29,656,503 recognized as a result of the sale of the Hotel on February 21, 1997.

For the three- and six-month periods ended June 30, 1997, rental income included operating income of $0 and $1,610,033, respectively, compared to $2,992,652 and $4,748,417, respectively, for the same periods in 1996. The decreases for the 1997 periods primarily are due to the sale of the Hotel on February 21, 1997, when operations on behalf of the Partnership ceased. Interest income for the three- and six-month periods ended June 30, 1997 was $171,537 and $269,647, respectively, compared with $42,766 and $78,512, respectively, for the same periods in 1996. The increases in 1997 are due primarily to higher average cash balances being maintained by the Partnership. Total expenses were $218,404 and $2,104,993, respectively, for the three- and six-month periods ended June 30, 1997, compared to $4,805,186 and $9,580,354, respectively, for the three- and sixmonth periods ended June 30, 1996. The decreases are due primarily to lower interest expense and lower depreciation and amortization due to the sale of the Hotel on February 21, 1997, when operations on behalf of the Partnership ceased, which were partially offset by increases in general and administrative expenses. General and administrative expenses for the three- and six-month periods ended June 30, 1997 were $218,404 and $311,079, respectively, compared to $43,171 and $77,836, respectively, for the same periods in 1996. The increases are due primarily to the final payment of San Francisco business taxes for 1997, 1996 and 1994, an increase in administrative costs relating to the preparation and mailing of the Proxy and an increase in legal fees, the latter two being associated with the sale of the Hotel. In addition, during the first half of 1997, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates.




Part II   Other Information

Item 1    Legal Proceedings.

On January 24, 1997, Cal Kan, Inc. ("Cal Kan"), a limited partner of Capital Growth, filed a purported derivative and class action complaint (the "Cal Kan
Litigation") in the Court of Chancery in the State of Delaware against the Partnership, the General
Partner, an affiliate of the General Partner ("GP
Affiliate") and the general partner of Capital
Growth. Capital Growth is also a nominal defendant in the action. The complaint alleges that (a) the Allocation and Release Agreement between the Partnership and Capital Growth (the "Allocation
Agreement") constitutes (i) a waste of Capital
Growth's assets, serving no valid business purpose of Capital Growth, (ii) a fraudulent conveyance by the Partnership and (iii) a violation of the Partnership Agreement and of the Capital Growth partnership agreement; (b) in connection with the sale of the Hotel, the General Partner, Capital Growth's general partner and the GP Affiliate each breached various fiduciary duties alleged to be owed to the plaintiffs, including by usurping opportunities that should have been available to Capital Growth; and (c) the defendants' actions relating to the foregoing constituted a conspiracy among such parties. The plaintiffs sought injunctive relief to prevent the Partnership from distributing to its unitholders and the General Partner any cash proceeds from the sale of the Hotel, and instead sought to have a receiver appointed following the sale to effect an application of such cash proceeds to the second deed of trust note in a greater amount than was agreed to in the Allocation Agreement.
No request was made to enjoin the consummation of the Transaction. The plaintiffs also requested that the court award unspecified damages and litigation expenses.

In order not to delay or otherwise impair the sale of the Hotel, and pursuant to a demand by Cal Kan, on February 21, 1997, the Partnership and Capital Growth entered into a Non-Distribution and Security Agreement and other related agreements (collectively, the "Non
Distribution Agreement").  Pursuant to the Non-
Distribution Agreement, the Partnership deposited certain net sales proceeds from the Transaction, in the amount of $6,911,149, which otherwise would have been available to the Partnership under the Allocation
Agreement, in a restricted bank account (the "Blocked
Account") with a nationally-recognized commercial bank.
The initial terms of the Non-Distribution Agreement generally prohibited the release of funds from the Blocked Account until April 21, 1997, and allowed
Capital Growth a security interest in the Blocked
Account to secure certain of the Partnership's obligations to Capital Growth under the Non-Distribution
Agreement, and certain obligations which could be determined by the Cal Kan Litigation. The funds in the Blocked Account were to be released to the Partnership, free from Capital Growth's security interest, on April
22, 1997, unless the Blocked Account was extended by agreement between the Partnership and Capital Growth, or by court order. On April 18, 1997, the Blocked Account was extended to June 24, 1997 pending completion of a trial, as discussed below. A preliminary injunction hearing was originally scheduled for April 21, 1997, to determine whether the Partnership should be prohibited from making distributions to its unitholders pending resolution of the Cal Kan Litigation. However, the parties to the lawsuit agreed to forego the preliminary injunction hearing based on the setting of a trial date allowing for completion of a trial on the merits before June 30, 1997, and based on the Partnership's agreement not to make distributions to its unitholders before that date. The trial date was set for June 9 and 10, 1997. At such time, the parties to the Cal Kan Litigation executed a settlement agreement (the "Proposed Settlement") that remains subject to Court approval. On June 25, 1997, all funds in the Blocked Account were wired to the Partnership operating account. Under the terms of the Proposed Settlement, the Partnership and the GP Affiliate will create a settlement fund in the amount of $2.4 million (the
"Settlement Fund") for the benefit of Capital Growth and certain of its unitholders. The Partnership has agreed to contribute $2.2 million to the Settlement Fund and the GP Affiliate has agreed to contribute $200,000.
After settling the Partnership's remaining liabilities and establishing a reserve for contingencies, the General Partner currently estimates that approximately
$10.5 million ($1.46 per unit) would be available for distribution if the Proposed Settlement is approved by the Court. This anticipated distribution is within the range ($9 million to $12 million) previously estimated by the General Partner and discussed in the proxy materials dated January 10, 1997 (the "Proxy"). The
Court has ordered a hearing for September 3, 1997 to determine, among other things, whether the Proposed
Settlement is fair, reasonable, adequate and in the best interests of Capital Growth and its unitholders. If the Court approves the Proposed Settlement, the parties will jointly move for the entry of an Order and Final
Judgment which will provide for: (i) final approval of the Proposed Settlement; (ii) consummation of the Proposed Settlement in accordance with the terms of a Stipulation of Settlement; and (iii) dismissal of the Cal Kan Litigation. The Order and Final Judgment will further provide that the Partnership and others will be released and discharged from any and all claims that Cal
Kan, Capital Growth, its unitholders or GP Affiliate asserted or could have asserted in the Cal Kan
Litigation.

Due to a 30-day appeal period following the entry of a court order and final judgment, anticipated to occur on or about September 3, 1997, the General Partner estimates that the effective date of the Proposed Settlement, if approved, will occur in October 1997. While it is the General Partner's desire to dissolve the Partnership in 1997 and to make one or more liquidating distributions in accordance with the terms of the Partnership Agreement, the General Partner not intend to make any liquidating distribution prior to a final resolution of the Cal Kan Litigation.

No assurance can be made that the Cal Kan Litigation or any other claim which may arise will be resolved in a timely manner or without significant additional expense to the Partnership. In light of the Cal Kan Litigation, the Partnership will not make a liquidating distribution within 120 days of the completion of the sale of the Hotel as had been stated in the Proxy. The General
Partner does not currently expect to make any liquidating distribution prior to a final resolution of the Cal Kan Litigation, although it reserves the right to do so. In addition, any expense to the Partnership of obtaining such a resolution (including without limitation the costs of defending the matter and any other claim which may arise, and the amount, if any, of any damages or settlement payments to be borne by the Partnership) would reduce the amount of net cash proceeds otherwise available for distribution.




Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

            (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         UNION SQUARE HOTEL PARTNERS, L.P.
                    BY:  UNION SQUARE/GP CORP.
                         General Partner



Date:  August 14, 1997   BY:    /s/ Jeffrey C. Carter
                                President, Director and
                                Chief Financial Officer