Form 10-Q
period 1997-09-30
SHEARSON UNION SQUARE ASSOCIATES LTD PARTNERSHIP
filed 1997-11-14
CIK 795879

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   X       Quarterly Report Pursuant to Section 13 or 15(d) of the
 -----     Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

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




Balance Sheets                              At September 30,   At December 31,
                                                       1997              1996
Assets
Property held for disposition                  $          0     $  96,076,204
Cash and cash equivalents                        13,050,794         5,291,387
Replacement reserve receivable                            0         1,283,862
Rent receivable                                           0           520,710
Deferred charges, net of accumulated
 amortization of $4,307,099 in 1996                       0           724,108

     Total Assets                              $ 13,050,794     $ 103,896,271

Liabilities and Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses         $  2,422,435     $      72,765
 Due to affiliates                                   10,372            11,798
 Mortgage loan payable                                    0        70,000,000
 Accrued interest                                         0        13,537,078
 Deferred interest                                        0         9,672,070
 Notes and loans - affiliates                             0        57,585,170
 Loan payable - Hyatt                                     0         3,882,006

     Total Liabilities                            2,432,807       154,760,887
Partners' Capital (Deficit):
 General Partner                                    106,180        (1,191,866)
 Limited Partners                                10,511,807       (49,672,750)

     Total Partners' Capital (Deficit)           10,617,987       (50,864,616)

     Total Liabilities and Partners'
      Capital (Deficit)                        $ 13,050,794      $ 103,896,271



Statement of Partners' Capital (Deficit)
For the nine months ended September  30, 1997

                                       General         Limited
                                       Partner        Partners           Total
Balance at December 31, 1996       $(1,191,866)  $ (49,672,750)  $ (50,864,616)
Net income                           1,298,046      60,184,557      61,482,603

Balance at September 30, 1997      $   106,180   $  10,511,807   $  10,617,987



Statements of Operations
                                Three months ended          Nine months ended
                                   September 30,               September 30,
                                1997          1996          1997          1996
Income
Rental income:
 Operating income          $       0  $  2,822,558  $  1,610,033  $  7,570,975
 Replacement escrow, net           0       358,749        70,044     1,026,492
Interest income              182,945        28,660       452,592       107,172
Miscellaneous income             355           300         1,787         1,375

     Total Income            183,300     3,210,267     2,134,456     8,706,014

Expenses
Interest expense                   0     3,396,780     1,793,914    10,240,708
Depreciation and amortization      0       995,668             0     3,654,258
General and administrative    69,927        62,732       381,006       140,568

     Total Expenses           69,927     4,455,180     2,174,920    14,035,534

Income (Loss) from
  operations                 113,373    (1,244,913)      (40,464)   (5,329,520)
Gain on sale of property           0             0    31,866,564             0

Income (Loss) before
  extraordinary items        113,373    (1,244,913)   31,826,100    (5,329,520)
Extraordinary Items
Gain on forgiveness of
  indebtedness                     0             0    29,656,503             0

     Net Income (Loss)     $ 113,373  $ (1,244,913) $ 61,482,603  $ (5,329,520)

Net Income (Loss) Allocated:
To the General Partner     $ 106,180  $    (12,449) $  1,298,046  $    (53,295)
To the Limited Partners        7,193    (1,232,464)   60,184,557    (5,276,225)

                           $ 113,373  $ (1,244,913) $ 61,482,603  $ (5,329,520)

Per limited partnership unit
(7,174,100 outstanding)
Income (Loss) from operations    $ 0        $ (.17)       $ (.02)       $ (.74)
Gain on sale of property           0             0          4.40             0
Extraordinary gain
on forgiveness of indebtedness     0             0          4.01             0
                                 $ 0        $ (.17)       $ 8.39        $ (.74)


Statements of Cash Flows
For the nine months ended September 30,                  1997            1996

Cash Flows From Operating Activities:
Net income (loss)                                $ 61,482,603    $ (5,329,520)
Adjustments to reconcile net income (loss) to
net cash provided by (used for) operating activities:
  Depreciation and amortization                             0       3,654,258
  Rental income from replacement escrow               (70,044)     (1,026,492)
  Gain on sale of property                        (31,866,564)              0
  Extraordinary gain on forgiveness
     of indebtedness                              (29,656,503)              0
  Increase in deferred interest on notes
     and loans - affiliates                           912,341       3,467,277
  Increase in accrued interest on loan
     payable - Hyatt                                   44,244               0
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
     Rent receivable                                  520,710        (755,484)
  Deferred charges                                          0        (251,245)
  Accounts payable and accrued expenses               149,670           4,575
  Due to affiliates                                    (1,426)            236
  Accrued and deferred interest                    (2,889,689)        328,130

Net cash provided by (used for)
  operating activities                             (1,374,658)         91,735

Cash Flows From Investing Activities:
Proceeds from sale of property                    126,900,000               0
Closing costs                                      (2,079,648)              0
Proceeds from replacement reserve receivable, net   1,236,494         623,293
Additions to real estate                                    0        (623,293)

Net cash provided by investing activities         126,056,846               0

Cash Flows From Financing Activities:

Principal payments on mortgage loan payable       (70,000,000)              0
Payments on accrued interest                       (6,793,437)              0
Payments on deferred interest                     (10,129,344)              0
Payments on notes and loans - affiliates          (30,000,000)              0

Net cash used for financing activities           (116,922,781)              0

Net increase in cash and cash equivalents           7,759,407          91,735
Cash and cash equivalents, beginning of period      5,291,387       3,378,174

Cash and cash equivalents, end of period         $ 13,050,794     $ 3,469,909

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest         $  3,727,018     $ 6,445,301

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

The unaudited interim financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996, and the statement of partners' capital (deficit) for the nine months ended
September 30, 1997. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

Sale of Hotel

On February 21, 1997, the Partnership sold the Grand Hyatt San
Francisco (the "Hotel") to Grand Hyatt SF General Partnership ("GH"), an affiliate of California Hyatt Corporation, for $126,900,000 in cash and the assumption of approximately $3.9 million of nonrecourse debt owed to an affiliate of GH (collectively, the "Transaction"). After payment in full of the Partnership's first mortgage note and payment of $30,000,000 in full satisfaction of the Partnership's obligations to Capital Growth, the Partnership received certain net proceeds from the sale in the amount of $6,911,149. These proceeds were deposited into a restricted bank account pursuant to an agreement (the "Non-Distribution Agreement") between the Partnership and Capital Growth Mortgage Investors, L.P. ("Capital Growth"). The Transaction resulted in a gain on sale of $31,866,564, which is reflected in the Partnership's statements of operations for the nine months ended
September 30, 1997.

In connection with the Transaction, the Partnership and Capital Growth entered into an Allocation and Release Agreement (the "Allocation Agreement") whereby Capital Growth agreed to accept the aforementioned $30,000,000 in repayment of all of the Partnership's obligations to Capital Growth (including the second mortgage note, unsecured debt obligations and the obligation to reimburse Capital Growth for certain costs).

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

On January 24, 1997, prior to consummation of the sale, certain litigation was commenced in the Court of Chancery of the State of Delaware by a limited partner of Capital Growth against the Partnership, its General Partner, the general partner of Capital Growth and an affiliate of the General Partner, challenging the Allocation Agreement (the "Cal Kan Litigation"). The parties to the Cal Kan Litigation executed a settlement agreement (the "Settlement") which was approved by the Court on September 3, 1997. On October 10, 1997, pursuant to the terms of the Settlement, the Partnership contributed $2.2 million to a settlement fund for the benefit of Capital Growth and certain of its unitholders. This amount was recognized as a reduction to the gain on forgiveness of debt reflected in the statement of operations for the nine months ended September 30, 1997.

As a result of the Allocation Agreement, the Consent Agreement and the Settlement, the Partnership recognized an extraordinary gain on forgiveness of debt in the amount of $29,656,503, net of deferred charges of $37,686, which is reflected in the statements of operations for the nine months ended
September 30, 1997.

The General Partner desires to liquidate the Partnership prior to the end of 1997 in accordance with the terms of the Partnership's limited partnership agreement. Any liquidating distributions will be made only after satisfaction of all debts, liabilities and obligations of the Partnership (excluding the amount of the secured and unsecured debt obligations forgiven), payment of other expenses of the Transaction, the dissolution and liquidation of the Partnership, and the establishment of any reserves for contingencies that the General Partner deems necessary.

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

On January 24, 1997, Cal Kan, Inc., a limited partner of Capital Growth, filed a purported derivative and class action complaint in the Court of Chancery in the State of Delaware against the Partnership, the General Partner, an affiliate of the General Partner and the general partner of Capital Growth (the "Cal Kan Litigation"). Capital Growth was also a nominal defendant in the action. On June 6, 1997, the parties to the Cal Kan Litigation executed a settlement agreement (the "Settlement"), which was approved by the Court on September 3, 1997. A detailed discussion of the Cal Kan Litigation and the Settlement is included in Part II Item I "Legal Proceedings" contained herein.

In view of the Settlement of the Cal Kan Litigation, it is the General Partner's desire to liquidate the Partnership prior to the end of 1997. The General Partner has set aside certain funds which are believed to be sufficient to pay the Partnership's remaining liabilities and obligations and to establish an adequate reserve for contingencies. The General Partner intends that the balance of funds held by the Partnership after its contribution to the Settlement, aggregating approximately $10.5 million, will be utilized to pay a liquidating distribution to limited partners on or about November 14, 1997 in the amount of $1.46 per Unit.

Results of Operations

For the three-month period ended September 30, 1997, the Partnership generated net income of $113,373, compared to a net loss of $1,244,913 for the three-month period ended September 30, 1996. The change is primarily attributable to the sale of the Hotel on February 21, 1997, when operations on behalf of the Partnership ceased. For the nine-month period ended September 30, 1997, the Partnership generated net income of $61,482,603, compared to a net loss of $5,329,520 for the nine-month period ended September 30, 1996. The net income in 1997 is primarily attributable to the gain on sale of the Hotel of $31,866,564 and the gain on forgiveness of indebtedness of $29,656,503 recognized as a result of the sale of the Hotel on February 21, 1997.

For the three- and nine-month periods ended September 30, 1997, rental income included operating income of $0 and $1,610,033, respectively, compared to $2,822,558 and $7,570,975, respectively, for the same periods in 1996. The decreases for the 1997 periods primarily are due to the sale of the Hotel on February 21, 1997, when operations on behalf of the Partnership ceased. Interest income for the three- and nine-month periods ended September 30, 1997 was $182,945 and $452,592, respectively, compared with $28,660 and $107,172, respectively, for the same periods in 1996. The increases in 1997 are due primarily to higher average cash balances being maintained by the Partnership as a result of the sale of the Hotel.

Total expenses were $69,927 and $2,174,920, respectively, for the three- and nine-month periods ended September 30, 1997, compared to $4,455,180 and $14,035,534, respectively, for the three- and nine-month periods ended September 30, 1996. The decreases are due primarily to lower interest expense and lower depreciation and amortization due to the sale of the Hotel on February 21, 1997 (when operations on behalf of the Partnership ceased) which were partially offset by increases in general and administrative expenses. General and administrative expenses for the three- and nine-month periods ended September 30, 1997 were $69,927 and $381,006, respectively, compared to $62,732 and $140,568, respectively, for the same periods in 1996. The increases are due primarily to the final payment of San Francisco business taxes for 1997, 1996 and 1994, an increase in administrative costs relating to the preparation and mailing of the Proxy to vote on the sale of the Hotel, and an increase in legal fees, the latter two being associated with the sale of the Hotel. In addition, during the 1997 periods, certain expenses incurred by an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates.

Part II   Other Information

Item 1    Legal Proceedings.

          On January 24, 1997, Cal Kan, Inc. ("Cal Kan"), a limited partner of Capital Growth, filed a purported derivative and class action complaint (the "Cal Kan Litigation") in the Court of Chancery in the State of Delaware against the Partnership, the General Partner, an affiliate of the General Partner ("GP Affiliate") and the general partner of Capital Growth. Capital Growth was also a nominal defendant in the action. The complaint alleged that (a) the Allocation and Release Agreement between the Partnership and Capital Growth (the "Allocation Agreement") constituted (i) a waste of Capital Growth's assets, serving no valid business purpose of Capital Growth, (ii) a fraudulent conveyance by Capital Growth and (iii) a violation of the Partnership Agreement and of the Capital Growth partnership agreement; (b) in connection with the sale of the Hotel, the General Partner, Capital Growth's general partner and the GP Affiliate each breached various fiduciary duties alleged to be owed to the plaintiffs, including by usurping opportunities that should have been available to Capital Growth; and (c) the defendants' actions relating to the foregoing constituted a conspiracy among such parties. The plaintiffs sought injunctive relief to prevent the Partnership from distributing to its unitholders and the General Partner any cash proceeds from the sale of the Hotel, and instead sought to have a receiver appointed following the sale to effect an application of such cash proceeds to the second deed of trust note in a greater amount than was agreed to in the Allocation Agreement. No request was made to enjoin the consummation of the Transaction. The plaintiffs also requested that the court award unspecified damages and litigation expenses.

          In order not to delay or otherwise impair the sale of the Hotel, and pursuant to a demand by Cal Kan, on February 21, 1997, the Partnership and Capital Growth entered into a Non-Distribution and Security Agreement and other related agreements (collectively, the "NonDistribution Agreement"). Pursuant to the Non-Distribution Agreement, the Partnership deposited certain net sales proceeds from the Transaction, in the amount of $6,911,149, which otherwise would have been available to the Partnership under the Allocation Agreement, in a restricted bank account (the "Blocked Account") with a nationally-recognized commercial bank. The initial terms of the Non-Distribution Agreement generally prohibited the release of funds from the Blocked Account until April 21, 1997, and allowed Capital Growth a security interest in the Blocked Account to secure certain of the Partnership's obligations to Capital Growth under the Non-Distribution Agreement, and certain obligations which could be determined by the Cal Kan Litigation. The funds in the Blocked Account were to be released to the Partnership, free from Capital Growth's security interest, on April 22, 1997, unless the Blocked Account was extended by agreement between the Partnership and Capital Growth, or by court order. On April 18, 1997, the Blocked Account was extended to June 24, 1997 pending completion of a trial, as discussed below.

          A preliminary injunction hearing was originally scheduled for April 21, 1997, to determine whether the Partnership should be prohibited from making distributions to its unitholders pending resolution of the Cal Kan Litigation. However, the parties to the lawsuit agreed to forego the preliminary injunction hearing based on the setting of a trial date allowing for completion of a trial on the merits before June 20, 1997, and based on the Partnership's agreement not to make distributions to its unitholders before that date. The trial date was set for June 9 and 10, 1997. On June 6, 1997, the parties to the Cal Kan Litigation executed a settlement agreement (the "Settlement") that was subject to Court approval. Under the terms of the Settlement, the parties agreed, among other things, to create a Settlement Fund (the "Settlement Fund") for the benefit of Capital Growth and its unitholders. On June 25, 1997, all funds in the Blocked Account were wired to the Partnership operating account, pending approval of the Settlement. By order dated September 3, 1997, the Court approved the Settlement, dismissed the Cal Kan Litigation with prejudice, and released and discharged the Partnership from any and all claims that Cal Kan, Capital Growth, its unitholders or GP Affiliate asserted or could have asserted in the Cal Kan Litigation. On October 10, 1997, pursuant to the terms of the Settlement, the Partnership contributed $2.2 million to the Settlement Fund.

          In view of the Settlement of the Cal Kan Litigation, it is the General Partner's desire to liquidate the Partnership prior to the end of 1997. The General Partner has set aside certain funds which are believed to be sufficient to pay the Partnership's remaining liabilities and obligations and to establish an adequate reserve for contingencies. The General Partner intends that the balance of funds held by the Partnership after its contribution to the Settlement, aggregating approximately $10.5 million, will be utilized to pay a liquidating distribution to limited partners on or about November 14, 1997 in the amount of $1.46 per Unit. The distribution is within the range ($9 million to $12 million) previously estimated by the General Partner and discussed in the proxy materials dated January 10, 1997.

Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8- K were filed during the quarter ended September 30, 1997.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         UNION SQUARE HOTEL PARTNERS, L.P.

                         BY:  UNION SQUARE/GP CORP.
                              General Partner



Date:  November 13, 1997

                          BY:  /s/ Jeffrey C. Carter
                               President, Director and Chief
                               Financial Officer